Form 10-Q
period 1995-03-31
CADE INDUSTRIES INC
filed 1995-05-15
CIK 356211

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,1995

                             OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to
______________________

Commission file number 0-12808

                           Cade Industries, Inc.
         (Exact name of registrant as specified in its charter)

        Wisconsin                         39-1371038

(State or other jurisdiction            (I.R.S. Employer
 of incorporation or organization)      Identification No.)

         5640 Enterprise Drive, Lansing, Michigan  48911
            (Address of principal executive offices)
                           (Zip Code)

                           (517) 394-1333
         (Registrant's telephone number, including area code)

      _____________________________________________________
           (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___
                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

  Common stock, $0.001 Par Value -- 21,681,431 shares as of
                           May 8, 1995

                             INDEX

                      CADE INDUSTRIES, INC.

                                                          PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets                  1

     Condensed Consolidated Statements of
          Operations for the three months ended
          March 31, 1995 and 1994                           3

     Condensed Consolidated Statements of
          Cash Flows for the three months
          ended March 31, 1995 and 1994                     4

     Note to Condensed Consolidated Financial
          Statements                                        5


Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                   6


PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of
               Security Holders                             9

Item 6(b).  Exhibits & Reports on Form 8-K                  9

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CADE INDUSTRIES, INC.

                                  March  31,
                                    1995       December 31,
                                 (Unaudited)      1994*
                                 -----------    -----------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents     $    11,994   $   71,537
    Trade accounts receivable       4,481,559    4,817,958
    Inventories:
       Finished goods and
         work in progress           7,172,557    6,653,385
       Materials and supplies       2,867,008    2,667,904
                                  -----------   ----------
                                   10,039,565    9,321,289

   Deferred income taxes              153,000      153,000
   Prepaid expenses and other
       current assets                 135,216      170,375
                                  -----------  -----------
            TOTAL CURRENT ASSETS   14,821,334   14,534,159

PROPERTY, PLANT AND EQUIPMENT
   Land and improvements              500,864      500,864
   Buildings                        4,295,453    4,290,599
   Machinery and equipment          8,165,414    8,128,368
   Tooling                          9,626,527    9,256,142
                                  -----------  -----------
                                   22,588,258   22,175,973
   Less accumulated depreciation    7,124,083    6,624,101
                                  -----------  -----------
                                   15,464,175   15,551,872
INTANGIBLE AND OTHER ASSETS
   Goodwill                         2,687,911    2,707,361
   Other assets                       131,519      143,491
                                  -----------  -----------
                                    2,819,430    2,850,852
                                  -----------  -----------
                                  $33,104,939  $32,936,883
                                  ===========  ===========


CADE INDUSTRIES, INC.

                                       March 31,
                                         1995       December 31,
                                      (Unaudited)      1994*
                                      -----------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable to bank             $  3,600,000  $  3,100,000
    Trade accounts payable               2,355,819     2,552,679
    Employee compensation and amounts
      withheld                             582,701       633,736
    Accrued expenses                       476,521       507,568
    Accrued income taxes                   293,617       237,101
    Current portion of long-term debt      933,769       937,648
                                      ------------  ------------
    TOTAL CURRENT LIABILITIES            8,242,427     7,968,732

LONG-TERM DEBT                           4,386,108     4,616,991

DEFERRED INCOME TAXES                      313,000       313,000

SHAREHOLDERS' EQUITY
    Preferred Stock, 10% cumulative,
      non-voting, stated value $300
      per share; authorized 500
      shares, none issued
    Common Stock, par value $.001 per
      share; authorized 100,000,000
      shares, issued 21,881,499
      shares; outstanding
      21,681,431 shares                     21,881        21,881
    Additional paid-in capital           8,824,874     8,824,874
    Retained earnings                   11,571,091    11,445,847
                                       -----------   -----------
                                        20,417,846    20,292,602
    Less cost of Common Stock
      in treasury                          254,442       254,442
                                       -----------   -----------
                                        20,163,404    20,038,160
                                       -----------   -----------
                                       $33,104,939   $32,936,883
                                       ===========   ===========

*The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

PART I ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CADE INDUSTRIES, INC.

                                    Three Months Ended March 31,
                                        1995              1994
                                    ---------------------------

Sales                               $ 7,349,861    $  5,203,256

Operating expenses:
    Cost of sales                     5,775,640       4,012,412
    Selling, general and
        administrative expenses       1,236,296       1,095,708
                                    -----------    ------------
                                      7,011,936       5,108,120
                                    -----------    ------------
    INCOME FROM OPERATIONS              337,925          95,136

Interest expense - net                  169,918          90,977
                                    -----------    ------------
    INCOME BEFORE INCOME TAXES          168,007           4,159

Income taxes                             42,761           3,000
                                    -----------    ------------

NET INCOME                          $   125,246    $      1,159
                                    ===========    ============

    NET INCOME PER SHARE            $      0.01    $       0.00
                                    ===========    ============
Weighted average number of
    shares of common stock
    outstanding                     21,681,431     16,907,238






See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

CADE INDUSTRIES, INC.

                                            Three Months Ended
                                                  March  31,

                                             1995        1994
                                            ---------- ---------
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES                        $ 90,773  $1,751,112

INVESTING ACTIVITIES
   Additions to property, plant
       and equipment                        (412,285)    (23,195)
   Increase in other assets                   (3,269)   (152,941)
                                            --------   ---------
                                            (415,554)   (176,136)


FINANCING ACTIVITIES
   Increase (decrease) in notes
     payable to bank                         500,000  (1,200,000)
   Payments of long-term debt               (234,762)   (223,928)
                                            --------  ----------
                                             265,238  (1,423,928)
                                            --------  ----------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                               (59,543)    151,048

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                         71,537      31,534
                                            --------  ----------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                           $ 11,994  $  182,582
                                            ========  ==========





See notes to condensed consolidated financial statements.

        NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      CADE INDUSTRIES, INC.

                        MARCH 31, 1995

NOTE A -- BASIS OF PRESENTATION

The condensed consolidated financial statements as of and for the three month periods ended March 31, 1995 and 1994, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary (consisting only of normal recurring accruals) for a fair presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

    PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      CADE INDUSTRIES, INC.
                      RESULTS OF OPERATIONS
SALES
The Company's sales of $7,350,000 in the first quarter of 1995 increased 41.3% or $2,147,000 from the same quarter of 1994. First quarter 1995 sales included $2,911,000 of sales attributed to the Company's H.A.C. subsidiary which was acquired November 30, 1994. Sales for the quarter (excluding the effect of H.A.C.'s sales) actually decreased $764,000 or 14.7% from the prior year's comparable quarter due mainly to reduced shipments of test nacelles and other ground support equipment.

Sales for 1995 are still expected to increase slightly, before giving consideration to a full year's sales from the Company's H.A.C. subsidiary. Its expected this sales increase will result from higher gas turbine engine component and repair and overhaul sales during the balance of 1995.

Sales backlog (representing orders for delivery through 1996) was approximately $14,600,000, including $3,400,000 related to H.A.C., at March 31, 1995, compared to $13,000,000 at the same date in 1994. The Company's backlog includes only "firm" orders supported by customer purchase orders with fixed delivery dates and excludes "blanket" purchase orders against which customers issue production releases covering relatively short time periods. The decrease (excluding H.A.C.) in order backlog from the first quarter of 1994 primarily reflects the continued efforts by customers to reduce both inventory levels and production leadtimes.

COST OF SALES
Cost of sales increased 43.9% or $1,763,000 (decreased 16.1% or $646,000 without regard to H.A.C.) in the first quarter of 1995 from the same quarter in 1994, primarily as a result of the 41.3% increase in sales. Cost of sales increased as a percent of sales to 78.6% (decreased to 75.8% without regard to H.A.C.) from 77.1% in 1994.

The product mix of sales at the Company's Auto-Air subsidiary in the 1995 first quarter included a larger portion of gas turbine engine components and repair and overhaul services having lower material and slightly higher labor contents than the mix of sales in the 1994 first quarter. The favorable effect on the material cost percentage of the shift in product mix was essentially offset by cost increases on several of the Company's primary raw material components. The Company's H.A.C. subsidiary has higher material and overhead costs as a percentage of sales than the Company's historical cost relationships. Overhead cost of sales for the Company as a percent of sales increased due primarily to the higher overhead percentage at H.A.C.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("administrative expenses") as a percent of sales were 16.8% in the first quarter of 1995 (20.3% excluding H.A.C.) and 21.1% for the first quarter of 1994. The decreased percentage primarily resulted from the positive effect of H.A.C.'s administrative expenses as a percent of sales which is lower than the Company's historical cost relationship, offset in part by a smaller sales base over which to spread fixed costs at the Company's other subsidiaries. In addition, sales commissions decreased $248,000 from the first quarter of 1994 to the 1995 first quarter (1.7% of net sales in 1995 compared to 7.2% in 1994) as a result of a change in the customer mix of test nacelle equipment sales.

NET INTEREST EXPENSE

Net interest expense as a percent of sales was 2.4% and 1.8% for the first quarters of 1995 and 1994, respectively. This increase resulted primarily from higher borrowing (due in large part to the acquisition of H.A.C.) and higher interest rates.

INCOME TAX EXPENSE

First quarter 1995 income taxes were $43,000 or 0.6% of sales compared to $3,000 or 0.1% of sales for the same quarter of 1994.


NET INCOME

The net income of $125,000 in the first quarter of 1995 represents an increase in after-tax earnings of $124,000 from the comparable period of 1994. This increase in net earnings resulted from the factors discussed above.

                LIQUIDITY AND CAPITAL RESOURCES

The Company has met its working capital and longer term capital needs through short and long-term bank debt, a tax-exempt bond issue and leasing arrangements on certain items of capital equipment. The Company decreased its investment in accounts receivable by approximately $514,000 (excluding H.A.C.) from December 31, 1994, primarily due to improved collection efforts and increased its investment in inventory by approximately $708,000 (excluding H.A.C.) primarily to facilitate shipment in the second quarter of several test nacelle and other ground support products requiring longer production runs.

Capital has principally been used to fund the Company's business development and capital expenditure programs. Management presently expects to invest at reduced levels in 1995 in production technology and equipment for improved manufacturing efficiency, quality enhancement, and joint development efforts with customers. The Company will also continue to seek acquisition opportunities to expand and/or diversify its markets.

The Company maintains a $5,000,000 unsecured credit line with a bank, $1,400,000 of which was available at March 31, 1995. The Company also has outstanding approximately $1,349,000 of secured term debt, $1,110,000 of tax-exempt bonds and $2,861,000 of subordinated notes.

Management believes that expected increased revenues and continued emphasis on working capital management will lead to improved cash flow from operations. As a result, the Company's cash flow from operations and its current credit facilities are felt to be adequate to finance its operations and capital expenditure requirements at present and forecasted levels.

PART II - ITEM 4

At the Company's Annual Meeting of Shareholders on May 2, 1995, shareholders approved the Cade Industries, Inc. 1994 Stock Option
Plan, with 17,341,605 votes in favor, 701,330 against, 137,880 abstaining, and 373,143 broker nonvotes.

The shareholders also elected the seven nominees for the Board of Directors. There was no solicitation in opposition to the nominees proposed in the Proxy Statement and there were no abstentions or broker nonvotes. The votes with respect to the nominees was as follows:

DIRECTOR NAME          VOTES FOR          VOTES WITHHELD

Molly F. Cade          18,216,042             340,916
Conrad G. Goodkind     18,252,935             304,023
William T. Gross       18,230,272             326,686
Richard A. Lund        18,245,402             311,556
Terrell L. Ruhlman     18,257,702             299,256
John W. Sandford       18,229,905             327,053
Steven M. Tadler       18,234,730             322,228

ITEM 6

Registrant filed a report on Form 8-K dated May 1, 1995 reporting on Item 4 of Form 8-K. No financial statements were contained in that report.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       CADE INDUSTRIES, INC.


May 12, 1995

                       By:  /s/ Edward B. Stephens
                            ------------------------------
                           Edward B. Stephens
                           Vice President, Treasurer and
                           Chief Financial Officer

104197.2