Form 10-Q
period 1995-06-30
CADE INDUSTRIES INC
filed 1995-08-23
CIK 356211

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

  Common stock, $0.001 Par Value -- 21,686,341 shares as of
                           August 9, 1995

                             INDEX

                      CADE INDUSTRIES, INC.

                                                          PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets

     Condensed Consolidated Statements of
          Operations for the six months ended
          June 30, 1995 and 1994

     Condensed Consolidated Statements of
          Operations for the three months ended
          June 30, 1995 and 1994

     Condensed Consolidated Statements of
          Cash Flows for the six months
          ended June 30, 1995 and 1994

     Note to Condensed Consolidated Financial
          Statements


Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations


PART II - OTHER INFORMATION

Item 6(b).  Exhibits & Reports on Form 8-K

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CADE INDUSTRIES, INC.


                                  June 30,
                                    1995       December 31,
                                 (Unaudited)      1994*
                                 -----------    -----------

ASSETS

CURRENT ASSETS
    Cash and cash equivalents     $    52,372   $   71,537
    Trade accounts receivable       4,786,988    4,817,958
    Inventories:
       Finished goods and
         work in progress           5,619,064    6,653,385
       Materials and supplies       2,710,219    2,667,904
                                  -----------   ----------
                                    8,329,283    9,321,289

   Deferred income taxes              153,000      153,000
   Prepaid expenses and other
       current assets                 281,650      170,375
                                  -----------  -----------
            TOTAL CURRENT ASSETS   13,603,293   14,534,159

PROPERTY, PLANT AND EQUIPMENT
   Land and improvements              500,864      500,864
   Buildings                        4,300,910    4,290,599
   Machinery and equipment          8,581,249    8,128,368
   Tooling                          9,824,220    9,256,142
                                  -----------  -----------
                                   23,207,243   22,175,973
   Less accumulated depreciation    7,756,132    6,624,101
                                  -----------  -----------
                                   15,451,111   15,551,872
INTANGIBLE AND OTHER ASSETS
   Goodwill                         2,692,458    2,707,361
   Other assets                       172,606      143,491
                                  -----------  -----------
                                    2,865,064    2,850,852
                                  -----------  -----------
                                  $31,919,468  $32,936,883
                                  ===========  ===========

CADE INDUSTRIES, INC.

                                       June 30,
                                         1995       December 31,
                                      (Unaudited)      1994*
                                      -----------   -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable to bank              $  3,700,000  $  3,100,000
    Trade accounts payable               2,282,216     2,552,679
    Employee compensation and amounts
      withheld                             506,080       633,736
    Accrued expenses                       462,502       507,568
    Accrued income taxes                  (128,745)      237,101
    Current portion of long-term debt      930,672       937,648
                                      ------------  ------------
    TOTAL CURRENT LIABILITIES            7,752,725     7,968,732

LONG-TERM DEBT                           4,227,857     4,616,991

DEFERRED INCOME TAXES                      313,000       313,000

SHAREHOLDERS' EQUITY
    Preferred Stock, 10% cumulative,
      non-voting, stated value $300
      per share; authorized 500
      shares, none issued
    Common Stock, par value $.001 per
      share; authorized 100,000,000
      shares, issued 21,886,409
      shares; outstanding
      21,686,341 shares                     21,886        21,881
    Additional paid-in capital           8,828,552     8,824,874
    Retained earnings                   11,029,890    11,445,847
                                       -----------   -----------
                                        19,880,328    20,292,602
    Less cost of Common Stock
      in treasury                          254,442       254,442
                                       -----------   -----------
                                        19,625,886    20,038,160
                                       -----------   -----------
                                       $31,919,468   $32,936,883
                                       ===========   ===========

*The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

PART I ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CADE INDUSTRIES, INC.


                                    Three Months Ended June 30,
                                        1995              1994
                                    ---------------------------


Sales                               $ 8,638,869    $  4,448,324

Operating expenses:
    Cost of sales                     7,888,244       3,497,331
    Selling, general and
        administrative expenses       1,441,773         872,042
                                    -----------    ------------
                                      9,330,017       4,369,373
                                    -----------    ------------
 INCOME (LOSS) FROM OPERATIONS         (691,148)         78,951

Interest expense - net                  185,814          69,592
                                    -----------    ------------
 INCOME (LOSS) BEFORE INCOME TAXES     (876,962)          9,359

Income taxes (credit)                  (335,761)          2,000
                                    -----------    ------------

NET INCOME (LOSS)                   $  (541,201)   $      7,359
                                    ===========    ============

 NET INCOME (LOSS) PER SHARE        $     (0.02)   $       0.00
                                    ===========    ============
Weighted average number of
    shares of common stock
    outstanding                       21,681,593     16,947,512







See notes to condensed consolidated financial statements.

PART I ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CADE INDUSTRIES, INC.


                                      Six Months Ended June 30,
                                        1995              1994
                                    ---------------------------


Sales                               $15,988,730    $  9,651,580

Operating expenses:
    Cost of sales                    13,663,884       7,509,743
    Selling, general and
        administrative expenses       2,678,069       1,967,750
                                    -----------    ------------
                                     16,341,953       9,477,493
                                    -----------    ------------
 INCOME (LOSS) FROM OPERATIONS         (353,223)        174,087

Interest expense - net                  355,732         160,569
                                    -----------    ------------
 INCOME (LOSS) BEFORE INCOME TAXES     (708,955)         13,518

Income taxes (credit)                  (293,000)          5,000
                                    -----------    ------------

NET INCOME (LOSS)                   $  (415,955)   $      8,518
                                    ===========    ============

 NET INCOME (LOSS) PER SHARE        $     (0.02)   $       0.00
                                    ===========    ============
Weighted average number of
    shares of common stock
    outstanding                       21,681,512     16,927,487







See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CADE INDUSTRIES, INC.


                                              Six Months Ended
                                                  June 30,

                                             1995        1994
                                            ---------- ---------

NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES                        $700,175  $2,640,511

INVESTING ACTIVITIES
   Additions to property, plant
       and equipment                        (837,230)    (76,394)
   Increase in other assets                  (89,683)   (188,700)
                                            --------   ---------
                                            (926,913)   (265,094)


FINANCING ACTIVITIES
   Increase (decrease) in note
     payable to bank                         600,000  (1,900,000)
   Payments of long-term debt               (396,110)   (447,857)
   Exercise of stock options                              52,350
   Purchase of common stock for treasury                 (16,250)
   Other                                       3,683
                                            --------  ----------
                                             207,573  (2,311,757)
                                            --------  ----------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                               (19,165)     63,660

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                         71,537      31,534
                                            --------  ----------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                           $ 52,372  $   95,194
                                            ========  ==========




See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      CADE INDUSTRIES, INC.

                        JUNE 30, 1995

NOTE A -- BASIS OF PRESENTATION

The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 1995 and 1994, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary (consisting only of normal recurring accruals) for a fair presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B -- SPECIAL CHARGE TO OPERATIONS

Second quarter operations includes a special pre-tax charge of $1,130,000 to write-off certain costs at the Company's Cade Composites, Inc. subsidiary associated with work in process, non-recurring engineering charges, contract termination costs, tooling investments, prototype development costs and accounts receivable charges. The provision was based on the Company's review of development costs and related project investments and its best estimate of matching such costs against future revenue.

    PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      CADE INDUSTRIES, INC.
                      RESULTS OF OPERATIONS
SALES

The Company's net sales of $8,639,000 in the second quarter of 1995 increased 94.2% or $4,191,000 from the same quarter of 1994, while net sales of $15,989,000 for the six months ended June 30, 1995 increased $6,337,000 or 65.7% compared to the same six month period of the prior year. Net sales for the three and six months ended June 30, 1995 included $2,866,000 and $5,777,000 of net sales, respectively, by the Company's H.A.C. subsidiary which was acquired November 30, 1994. Sales for the quarter and the six-month period ended June 30, 1995 (excluding the effect of H.A.C.'s sales) increased $1,325,000 (29.8%) and $560,000 (5.8%), respectively, from the comparable periods of the prior year. The significant improvement for the quarter primarily reflects increased shipments of test nacelles and other ground support equipment whereas the increase in net sales for the year-to-date period mainly reflect higher sales of gas turbine engine and airframe components. In addition, inclusion of H.A.C. resulted in higher sales of military aircraft components and repair and overhaul services in both 1995 periods.

Sales for 1995 are expected to increase slightly over those of the prior year before consideration of a full year's sales from the Company's H.A.C. subsidiary. This sales increase is expected to result from higher gas turbine engine and airframe component sales as well as increased repair and overhaul services.

Sales backlog (representing orders for delivery through 1996) was approximately $12,200,000, including $2,200,000 related to H.A.C., at June 30, 1995, compared to $13,000,000 at the same date in 1994. The Company's backlog includes only "firm" orders supported by customer purchase orders with fixed delivery dates and excludes "blanket" purchase orders against which customers issue production releases covering relatively short time periods. The decrease (excluding H.A.C.) in order backlog from the second quarter of 1994 primarily reflects the continued efforts by customers to reduce both inventory levels and production leadtimes.

COST OF SALES

Cost of sales for the second quarter of 1995 increased $4,391,000 or 125.6% ($3,431,000 or 98.1% excluding the special charge) from the same quarter of 1994 and for the six months ended June 30, 1995 increased $6,154,000 or 81.9% ($5,194,000 or 69.2% excluding the special charge) from the comparable period in 1994. The increases for both the three and six month periods were due in large part to the increase in sales levels in such 1995 periods of 94.2% and 65.7%, respectively. In addition, approximately $960,000 of the increase in cost of sales in the 1995 periods related to the write off in the second quarter of certain costs at the Company's Cade Composites, Inc. subsidiary associated with work in process, non-recurring engineering charges, contract termination costs, tooling investments and prototype development costs. This provision came as a result of the Company's review of development costs and related project investments and the Company's best estimate of matching such costs against future revenue. Without regard to H.A.C. and the special charge, cost of sales for the 1995 quarter increased 32.1% or $1,121,000 and for the 1995 year-to-date period increased 6.3% or $474,000 from the comparable 1994 periods.

Cost of sales as a percentage of sales was 91.3% (78.6% excluding the special charge) and 78.6% for the 1995 and 1994 second quarters, respectively, and for the six months ended June 30, 1995 and 1994 was 85.6% (78.6% excluding the special charge) and 77.8%, respectively. Excluding the effect of H.A.C.'s operations and the special charge, cost of sales as a percentage of sales was 77.7% and 76.9% for the 1995 three and six month periods, respectively.

The product mix of sales in the 1995 second quarter included a larger portion of test nacelle and other ground support equipment having higher material and lower labor contents than the mix of sales in the comparable 1994 quarter, while the product mix of sales for the 1995 six month period included a larger portion of gas turbine engine and airframe components having lower material and slightly higher labor contents than that of the 1994 comparable period. The material cost percentage was negatively impacted for both 1995 periods presented due to cost increases on several of the Company's primary raw material components. In addition, the H.A.C. subsidiary has higher material and overhead costs as a percentage of sales than the Company's historical cost relationships.
Overhead cost of sales as a percent of sales increased due primarily to the higher overhead percentage at H.A.C.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("administrative expenses") as a percent of net sales were 16.7% (18.7% excluding H.A.C.) and 19.6% for the second quarter of 1995 and 1994, respectively, and 16.6% (19.4% excluding H.A.C.) and 20.4% for the six month periods ended June 30, 1995 and 1994, respectively. Actual amounts expended increased by $570,000 from the second quarter of 1994 to the same quarter of 1995 and by $710,000 from the six month period ended June 30, 1994 to the same period in 1995. The increased expenditures for the periods primarily reflect the inclusion of H.A.C. in the 1995 periods with some offset due to decreased commission expense as a result of changes in the customer mix of test nacelle and ground support equipment sales. The decreased percentages primarily resulted from the positive effect of H.A.C.'s administrative expenses as a percent of sales which is lower than the Company's historical cost relationship and the higher sales base over which to spread fixed costs at the Company's other subsidiaries.

NET INTEREST EXPENSE

Net interest expense as a percent of sales was 2.2% and 1.6% for the second quarters of 1995 and 1994, respectively, and was 2.2% and 1.7% of sales for the six month periods ended June 30, 1995 and 1994, respectively. These increases resulted primarily from higher borrowing (due in large part to the acquisition of H.A.C.) and higher interest rates.

INCOME TAX EXPENSE

Income taxes were a negative expense of ($336,000) or (3.9%) of sales (positive expense of $48,000 or 0.6% of sales excluding the special charge) in the 1995 second quarter compared to $2,000 or 0.0% of sales for the same quarter of 1994. Income taxes were a negative expense of ($293,000) or (1.8%) of sales (positive expense of $91,000 or 0.5% of sales excluding the special charge) for the six months ended June 30, 1995 compared to $5,000 or 0.0% of sales for the comparable period of 1994.

NET INCOME (LOSS)

The net loss of ($541,000) in the second quarter of 1995 ($206,000 net income excluding the special charge) represents a decrease in after-tax earnings of $548,000 from the 1994 second quarter, while the net loss of ($416,000) for the six months ended June 30, 1995 ($332,000 net income excluding the special charge) reflects a $424,000 decrease in after-tax earnings from the comparable period of 1994. The primary reason for the net loss in the quarter and six-month period ended June 30, 1995 is the special charge discussed above.

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

The Company maintains a $5,000,000 unsecured credit line with a bank, $1,300,000 of which was available at June 30, 1995. The
Company also has outstanding approximately $1,340,000 of secured term debt, $958,000 of tax-exempt bonds and $2,861,000 of subordinated notes.

Management believes that expected increased revenues and continued emphasis on working capital management will lead to improved cash flow from operations. As a result, the Company's cash flow from operations and its current credit facilities are felt to be adequate to finance its operations and capital expenditure requirements at present and forecasted levels.

ITEM 6

(a)  The following exhibits are filed herewith:

Exhibit 27.  Financial Data Schedule

(b) During the quarter ended June 30, 1995, the Registrant filed a report on Form 8-K dated May 1, 1995, in which the Registrant reported under Item 4 thereof a change in its certifying accountant effective May 1, 1995. No financial statements were filed in connection therewith.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       CADE INDUSTRIES, INC.


August 11, 1995

                       By:  /s/ Edward B. Stephens
                            ------------------------------
                           Edward B. Stephens
                           Vice President, Treasurer and
                           Chief Financial Officer




114213.02