Form 10-Q
period 1995-09-30
CADE INDUSTRIES INC
filed 1995-11-14
CIK 356211

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September  30,  1995

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

                         Commission file number 0-12808

                             CADE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            WISCONSIN                                        39-1371038
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                5640 ENTERPRISE DRIVE, LANSING, MICHIGAN  48911
                    (Address of principal executive offices)
                                   (Zip Code)

                                (517) 394-1333
              (Registrant's telephone number, including area code)

             -----------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Common stock, $0.001 Par Value -- 21,686,341 shares as of
                                November 9, 1995

                                     INDEX

                             CADE INDUSTRIES, INC.
                             ---------------------

                                                                  PAGE
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                       1

         Condensed Consolidated Statements of
              Operations for the three months ended
              September 30, 1995 and 1994                            3

         Condensed Consolidated Statements of
              Operations for the nine months ended
              September 30, 1995 and 1994                            4

         Condensed Consolidated Statements of
              Cash Flows for the nine months
              ended September 30, 1995 and 1994                      5

         Note to Condensed Consolidated Financial
              Statements                                             6


Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                             7

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits & Reports on Form 8-K


PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CADE INDUSTRIES, INC.

                                           September 30,
                                               1995           December 31,
                                            (Unaudited)          1994*
                                           -------------      ------------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                  $    55,391       $    71,537
 Trade accounts receivable                    4,789,101         4,817,958
 Inventories:
    Finished goods and
      work in progress                        6,146,811         6,653,385
    Materials and supplies                    2,626,679         2,667,904
                                            -----------       -----------
                                              8,773,490         9,321,289

 Deferred income taxes                          153,000           153,000
 Prepaid expenses and other
    current assets                              255,212           170,375
                                            -----------       -----------

                 TOTAL CURRENT ASSETS        14,026,194        14,534,159

PROPERTY, PLANT AND EQUIPMENT
 Land and improvements                          500,864           500,864
 Buildings                                    4,307,156         4,290,599
 Machinery and equipment                      8,732,160         8,128,368
 Tooling                                     10,021,653         9,256,142
                                            -----------       -----------
                                             23,561,833        22,175,973
 Less accumulated depreciation                8,235,119         6,624,101
                                            -----------       -----------

                                             15,326,714        15,551,872
INTANGIBLE AND OTHER ASSETS
 Goodwill                                     2,675,843         2,707,361
 Other assets                                   160,636           143,491
                                            -----------       -----------
                                              2,836,479         2,850,852
                                            -----------       -----------

                                            $32,189,387       $32,936,883
                                            ===========       ===========

CADE INDUSTRIES, INC.

                                              September 30,
                                                   1995           December 31,
                                               (Unaudited)            1994*
                                              -------------       ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank                        $  1,556,982        $  3,100,000
  Trade accounts payable                         1,803,378           2,552,679
  Employee compensation and amounts
      withheld                                     516,363             633,736
  Accrued expenses                                 621,320             507,568
  Accrued income taxes                            (145,436)            237,101
  Current portion of long-term debt              1,156,016             937,648
                                              ------------        ------------

         TOTAL CURRENT LIABILITIES               5,508,623           7,968,732

LONG-TERM DEBT                                   6,726,765           4,616,991

DEFERRED INCOME TAXES                              313,000             313,000

SHAREHOLDERS' EQUITY
  Preferred Stock, 10% cumulative,
    non-voting, stated value $300
    per share; authorized 500 shares,
    none issued
  Common Stock, par value $.001 per
    share; authorized 100,000,000
    shares, issued 21,886,409 shares;
    outstanding 21,686,341 shares
    (1994-21,881,499)                               21,886              21,881
  Additional paid-in capital                     8,828,552           8,824,874
  Retained earnings                             11,045,003          11,445,847
                                              ------------        ------------
                                                19,895,441          20,292,602
  Less cost of Common Stock in treasury            254,442             254,442
                                              ------------        ------------

                                                19,640,999          20,038,160
                                              ------------        ------------

                                              $ 32,189,387        $ 32,936,883
                                              ============        ============

* The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

PART I ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CADE INDUSTRIES, INC.

                                         Three Months Ended September  30,
                                         ---------------------------------
                                             1995                 1994
                                         ------------         ------------
Sales                                     $  6,955,259        $  5,025,159

Operating expenses:
  Cost of sales                              5,453,939           3,926,558
  Selling, general and
      administrative expenses                1,334,356             997,897
                                          ------------        ------------
                                             6,788,295           4,924,455
                                          ------------        ------------

  INCOME FROM OPERATIONS                       166,964             100,704

Interest expense - net                         188,900              72,969
                                          ------------        ------------

  INCOME (LOSS) BEFORE INCOME TAXES            (21,936)             27,735

Income taxes (credit)                          (47,000)             10,000
                                          ------------        ------------
  NET INCOME                              $     25,064        $     17,735
                                          ============        ============


  NET INCOME PER SHARE                    $       0.00        $       0.00
                                          ============        ============

Weighted average number of
  shares of common stock
  outstanding                               21,686,341          16,962,238





See notes to condensed consolidated financial statements.

PART I ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CADE INDUSTRIES, INC.

                                          Nine Months Ended September 30,
                                          --------------------------------
                                              1995                1994
                                          ------------        ------------
Sales -- Note B                           $ 22,943,990        $ 14,676,738

Operating expenses:
  Cost of sales  -- Note B                  19,117,823          11,436,300
  Selling, general and
     administrative expenses                 4,012,426           2,965,647
                                          ------------        ------------
                                            23,130,249          14,401,947
                                          ------------        ------------

  INCOME (LOSS) FROM OPERATIONS               (186,259)            274,791

Interest expense - net                         544,632             233,538
                                          ------------        ------------

  INCOME (LOSS) BEFORE INCOME TAXES           (730,891)             41,253
Income taxes (credit)                         (340,000)             15,000
                                          ------------        ------------


  NET INCOME (LOSS)                       $   (390,891)       $     26,253
                                          ============        ============


  NET INCOME (LOSS) PER SHARE             $      (0.02)       $       0.00
                                          ============        ============

Weighted average number of
  shares of common stock
  outstanding                               21,683,140          16,939,198



See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

CADE INDUSTRIES, INC.

                                                            Nine Months Ended
                                                              September  30,
                                                     -------------------------------
                                                         1995               1994
                                                         ----               ----
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES                                 $   488,491        $ 2,491,276

INVESTING ACTIVITIES
   Additions to property, plant
       and equipment                                  (1,191,820)          (584,724)
   Increase in other assets                             (101,624)          (259,722)
                                                     -----------        -----------
                                                      (1,293,444)          (844,446)


FINANCING ACTIVITIES
   Increase (decrease) in note payable to bank        (1,543,018)          (900,000)
   Payments and refinancing of long-term debt          2,328,142           (671,785)
   Exercise of stock options                                                 52,350
   Purchase of common stock for Treasury                                    (16,250)
   Other                                                   3,683
                                                     -----------        -----------
                                                         788,807         (1,535,685)
                                                     -----------        -----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                           (16,146)           111,145

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                      71,537             31,534
                                                     -----------        -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                     $    55,391        $   142,679
                                                     ===========        ===========

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             CADE INDUSTRIES, INC.

                               SEPTEMBER 30, 1995

NOTE A -- BASIS OF PRESENTATION

The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 1995 and 1994, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary (consisting only of normal recurring accruals) for a fair presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B - SPECIAL CHARGE TO OPERATIONS

Nine month operations includes a special pre-tax charge in the 1995 second quarter of $1,130,000 to write-off certain costs at the Company's Cade Composites subsidiary associated with work in process, non-recurring engineering charges, contract termination costs, tooling investments, prototype development costs, and accounts receivable charges. The provision was based on the Company's review of development costs and related project investments, and its best estimate of matching such costs against future revenue.

NOTE C - DEBT AGREEMENT

In September, 1995 the Company completed the negotiation of an amendment to its revolving credit and term loan agreement. The amended agreement consists of a $4,000,000 line of credit and a $3,600,000 term loan.

    * The $4,000,000 line of credit is unsecured, is effective until April 1, 1996 and bears interest at the bank's announced prime interest rate minus one-half percent. Also, at the Company's option, certain increments of the outstanding line of credit may be placed on a Eurodollar-based rate and fixed for specified periods of time not to exceed ninety days. This agreement replaced the Company's previous $5,000,000 line of credit arrangement.

    * The $3,600,000 term loan is secured by substantially all of the Company's and it's subsidiaries tangible assets and bears interest at the bank's announced prime interest rate minus one-quarter percent. The term note requires equal quarterly payments of $128,571 until October 1, 2002. This amended term note is subject to similar guarantees and restrictions as contained in the previous term note agreement. Pre-existing term debt of $642,857 and line of credit debt of $2,943,018 was retired with the proceeds from this term loan.

                    PART I, ITEM 2 - MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             CADE INDUSTRIES, INC.
                             RESULTS OF OPERATIONS

SALES

The Company's net sales of $6,955,000 in the third quarter of 1995 increased 38.4% or $1,930,000 from the same quarter of 1994, while net sales of $22,944,000 for the nine months ended September 30, 1995 increased $8,267,000 or 56.3% compared to the same nine month period of the prior year. Net sales for the three and nine months ended September 30, 1995 included $3,035,000 and $8,812,000 of net sales, respectively, by the Company's H.A.C. subsidiary which was acquired November 30, 1994. Sales for the quarter and the nine-month period ended September 30, 1995 (excluding the effect of H.A.C.'s sales) decreased $1,105,000 (22.0%) and $545,000 (3.7%), respectively, from the comparable periods of the prior year. The significant decrease for the quarter primarily reflects reduced shipments of test nacelles and other ground support equipment and to a lesser extent, gas turbine engine and airframe components. The decrease in net sales for the year-to-date period mainly reflects reduced shipments of test nacelles and other ground support equipment partially offset by higher sales of gas turbine engine and airframe components. In addition, inclusion of H.A.C. resulted in higher sales of military aircraft components and repair and overhaul services in both 1995 periods.

Sales for 1995 are expected to increase slightly over those of the prior year before consideration of a full year's sales from the Company's H.A.C. subsidiary. This sales increase is expected to result from higher gas turbine engine and airframe component sales as well as increased test nacelle shipments.

Sales backlog (representing orders for delivery through 1996) was approximately $14,000,000, including $3,300,000 related to H.A.C., at September 30, 1995, compared to $13,000,000 at the same date in 1994.

The Company's backlog includes only "firm" orders supported by customer purchase orders with fixed delivery dates and excludes "blanket" purchase orders against which customers issue production releases covering relatively
short time periods.   The decrease (excluding H.A.C.) in order backlog from the
third quarter of 1994 primarily reflects the continued efforts by customers to reduce both inventory levels and production lead times, however the order backlog is increased from the second quarter of 1995.

COST OF SALES

Cost of sales for the third quarter of 1995 increased $1,527,000 or 38.9% from the same quarter of 1994 and for the nine months ended September 30, 1995 increased $7,682,000 or 67.2% from the comparable period in 1994. The increases for both the three and nine month periods were due in large part to the increase in sales levels in such 1995 periods of 38.4% and 56.3%, respectively. In addition, approximately $960,000 of the increase in cost of sales in the 1995 year-to-date period related to the write off in the second quarter of certain costs at the Company's Cade Composites subsidiary associated with work in process, non-recurring engineering charges, contract termination costs, tooling investments, and prototype development costs. This provision came as a result of the Company's review of development costs and related project investments and the Company's best estimate of matching such costs against future revenue. Without regard to H.A.C. and the special charge, cost of sales for the 1995 quarter decreased 24.5% or $963,000 and for the 1995 year-to-date period decreased 4.3% or $488,000 from the comparable 1994 periods.

Cost of sales as a percentage of sales was 78.4% and 78.1% for the 1995 and 1994 third quarters, respectively, and for the nine months ended September 30, 1995 and 1994 was 82.7% (including the special charge) and 77.9%, respectively. Excluding the effect of H.A.C.'s operations and the special charge, cost of sales as a percentage of sales was 75.6% and 77.5% for the 1995 three and nine month periods, respectively.

The cost of sales percentages (excluding the effect of the special charge on the 1995 year-to-date amounts) increased slightly for both the three and nine month periods. This increase is attributed primarily to the inclusion of H.A.C. in the 1995 periods whose current material and overhead cost percentages are higher than the Company's historical cost relationships. Partially offsetting the impact of H.A.C. on the cost relationships was a shift in product mix at the Company's other manufacturing operations resulting in a larger portion of sales of gas turbine engine and airframe components reflecting lower material and higher labor contents.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("administrative expenses") as a percent of net sales were 19.2% (24.6% excluding H.A.C.) and 19.9% for the third quarter of 1995 and 1994, respectively, and 17.4% (20.8% excluding H.A.C.) and 20.2% for the nine month periods ended September 30, 1995 and 1994, respectively. Actual amounts expended increased by $336,000 from the third quarter of 1994 to the same quarter of 1995 and by $1,046,000 from the nine month period ended September 30, 1994 to the same period in 1995. The increased expenditures for the periods primarily reflect the inclusion of H.A.C. in the 1995 periods with some offset due to decreased commission expense as a result of changes in the customer mix of test nacelle and ground support equipment sales. The decreased percentages primarily resulted from the positive effect of H.A.C.'s administrative expenses as a percent of sales which is lower than the Company's historical cost relationship with partial offset from the lower sales base over which to spread fixed costs at the Company's other subsidiaries.

NET INTEREST EXPENSE

Net interest expense as a percent of sales was 2.7% and 1.6% for the third quarters of 1995 and 1994, respectively, and was 2.4% and 1.6% of sales for the nine month periods ended September 30, 1995 and 1994, respectively. These increases resulted primarily from higher borrowing (due in large part to the acquisition of H.A.C.) and higher interest rates.

INCOME TAX EXPENSE

Income taxes were a negative expense of ($47,000) or (0.7%) of sales in the 1995 third quarter compared to $10,000 or 0.2% of sales for the same quarter of 1994. Income taxes were a negative expense of ($340,000) or (1.5%) of sales (positive expense of $43,000 or 0.2% of sales excluding the special charge) for the nine months ended September 30, 1995 compared to $15,000 or 0.1% of sales for the comparable period of 1994.

NET INCOME (LOSS)

The net income of $25,000 in the third quarter of 1995 represents an increase in after-tax earnings of $7,000 from the 1994 third quarter, while the net loss of ($391,000) for the nine months ended September 30, 1995 ($356,000 net income excluding the special charge) reflects a $417,000 decrease in after-tax earnings from the comparable period of 1994. The primary reason for the net loss in the nine month period ended September 30, 1995 is the special charge discussed above.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company has met its working capital and longer term capital needs through short and long-term bank debt, a tax-exempt bond issue and leasing arrangements on certain items of capital equipment.

Capital has principally been used to fund the Company's business development and capital expenditure programs. Management presently expects to continue investing at the current level in production technology, tooling and equipment for improved manufacturing efficiency and quality enhancement. The Company will also continue to seek acquisition opportunities to expand and/or diversify its markets.

The Company maintains a $4,000,000 unsecured credit line with a bank, $2,443,000 of which was available at September 30, 1995. The Company also has outstanding approximately $4,217,000 of secured term debt, $805,000 of tax-exempt bonds and $2,861,000 of subordinated notes. See Note C of Notes to Condensed Financial Statements.

Management believes that expected increased revenues and continued emphasis on working capital management will lead to improved cash flow from operations. As a result, the Company's cash flow from operations and its current credit facilities (see Note C to the condensed consolidated financial statements) are felt to be adequate to finance its operations and capital expenditure requirements at present and forecasted levels.

ITEM 6

(A)     The following exhibits are filed herewith:

Exhibit 4.1. Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated September 29, 1995 by and between Cade Industries, Inc. and Comerica Bank

Exhibit 27.      Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CADE INDUSTRIES, INC.


November 14, 1995

                                  By  /s/ Edward B. Stephens
                                      ----------------------
                                      Edward B. Stephens
                                      Vice President, Treasurer and
                                      Chief Financial Officer

                             CADE INDUSTRIES, INC.

                                     * * *

                                 EXHIBIT INDEX

                                       TO

               QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                               SEPTEMBER 30, 1995


EXHIBIT                                         INCORPORATED HEREIN      FILED
NUMBER           DESCRIPTION                      BY REFERENCE TO:     HEREWITH
------           -----------                    -------------------    --------
4.1              Third Amendment to
                 Amended and Restated
                 Revolving Credit and Term
                 Loan Agreement dated
                 September 29, 1995 by
                 and between Cade
                 Industries, Inc. and
                 Comerica Bank                                             X

27               Financial Data
                 Schedule                                                  X
