Form 10-K405
period 1995-12-31
CADE INDUSTRIES INC
filed 1996-03-29
CIK 356211

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

          /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from           to
                                            ---------    ---------

                        Commission file number: 0-12808

                             Cade Industries, Inc.
             (Exact name of registrant as specified in its charter)

                     Wisconsin                         39-1371038
           (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)          Identification No.)

        5640 Enterprise Drive, Lansing, Michigan          48911
        (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code: 517-394-1333

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

        As of February 26, 1996, 21,886,350 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $.625 closing bid on that date in the over-the-counter market) held by nonaffiliates (excludes shares reported as beneficially owned by directors and executive officers which exclusion does not constitute an admission as to affiliate status) was approximately $9,389,579.00.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                              Part of Form 10-K Into Which Portions of
        Document                                                      Document are Incorporated
        --------                                                      -------------------------
Annual Report to Shareholders for the fiscal year ended
        December 31, 1995                                                      Part II
Proxy Statement for 1996 Annual Meeting of Shareholders                        Part III

                                     PART I


ITEM 1. BUSINESS.

General

        Cade Industries, Inc. (the "Company" or "Cade") conducts its operations through three wholly-owned subsidiaries, Auto-Air Composites, Inc. ("Auto-Air"), Cade Composites, Inc. ("CCI") and Pollux Acquisition Corporation ("Pollux").

        Cade was incorporated in 1981 and initially was engaged in precision machining of cast parts for the aircraft industry through its former Precision Machining Division located in Marinette, Wisconsin, which was sold in June 1989. The Company acquired Auto-Air in 1984 and the business that now is conducted by CCI in 1988. On November 30, 1994, the Company acquired Pollux Corporation which, through its wholly-owned subsidiary, H.A.C. Corporation ("HAC"), manufactures and overhauls bonded structures and composite parts for military and commercial aircraft. The Company has included the acquisition in its consolidated financial statements since December 1994.

Products

        Cade is engaged worldwide in the design, manufacture and repair and overhaul of high technology composite components for the aerospace, air transport and specialty industries. Composites are multilayer materials composed of various types of precisely oriented fibers such as epoxy glass, polyamide glass and epoxy kevlar, which are molded and cured at high temperatures under pressure or vacuum. The high strength and low weight of composite materials makes them especially well suited for aerospace and other applications where weight is a critical factor. Cade's primary products include molded and bonded composite jet engine components consisting of engine inlets, acoustical liners, fairings and engine cases ("Gas Turbine Products"); metal fabricated and bonded composite airframe components consisting of various control surface products, access and landing gear doors and wing tips as well as auxiliary power unit enclosures ("Airframe Products"); the repair and overhaul of commercial and military gas turbine engine and airframe components ("Repair and Overhaul Services"); and test nacelles used in the ground testing and overhaul of major commercial jet engines and related ground support equipment ("Test Equipment"). These products are sold worldwide through the Company's internal sales force and independent sales representatives to major engine equipment manufacturers, airlines and overhaul facilities. For 1995, 1994 and 1993, sales of Gas Turbine Products, Airframe Products, Repair and Overhaul Services and Test Equipment as a percentage of total sales were as follows:

                                                Percentage of Total Net Sales
                                                ------------------------------
                                                     Year Ended December 31,
                                                ------------------------------

                                                 1995        1994         1993
                                                 ----        ----         ----
              Gas Turbine Products              25.7%        35.8%       41.4%
              Airframe Products                 24.8%        11.1%       12.6%
              Repair and Overhaul Services      24.2%         7.2%        2.3%
              Test Equipment                    20.7%        35.3%       32.5%
                                                ----         ----        ----
                   Total                        95.4%        89.4%       88.8%
                                                ====         ====        ====


        Through Auto-Air and HAC, Cade operates repair stations under Federal Aviation Administration ("FAA") licenses. The repair stations are authorized to repair and overhaul certain gas turbine engine cases and other components, sheet metal and composite flight control surfaces, skin panels, bonded honeycomb panels, cargo doors and engine cowls. In addition to FAA certification, Auto-Air and HAC have also been certified by the European Joint Airworthiness Authority ("JAA") to repair specific aircraft parts on certain types of aircraft subject to JAA jurisdiction. Although some nations require approval from their own aviation authorities before Auto-Air and HAC are authorized to repair parts on aircraft subject to their jurisdiction, FAA and JAA certification enable Auto-Air and HAC to repair parts on aircraft subject to the jurisdiction of most foreign countries.

Raw Materials

        The principal raw materials used in Cade's manufacturing processes consist of epoxy glass, polyamide glass, epoxy kevlar, graphite BMI and aluminum honeycomb. Although none of these materials currently is in short supply, the Company has experienced increased order lead times in certain cases during the past year, which management attributes to the desire of suppliers to minimize inventory. These raw materials are purchased from multiple suppliers located in the United States. International sources also are available. Certain customers require that purchases be made from one or more approved suppliers or that the Company certify the material specifications in its in-house laboratories. Cade has never experienced a shortage of raw materials as a result of such supplier or material specifications restrictions.

Patents and Trademarks

        Cade currently holds no material patents or registered trademarks, tradenames or similar intellectual property, although the Company has applied for certain patents in the area of high temperature composites applications and expects to seek patent protection in the future as appropriate to preserve proprietary developments. The Company believes that the nature of its business presently does not require the development of patentable products or registered tradenames or trademarks to maintain market position.

Marketing and Competition

        The Company's products are marketed primarily through its internal sales force and independent sales representatives. The majority of Cade's sales are made through individual purchase orders which are cancellable by customers, subject to cancellation charges to cover certain manufacturing costs and related expenses. In addition, approximately 12.6% of Cade's total net sales during fiscal 1995 were attributable to government contracts which are subject to termination or renegotiation at the option of the U.S. Government. Historically, terminations and renegotiations of government contracts have not materially impacted the Company's earnings.

        During the fiscal years ended December 31, 1995 and 1994, sales to the Pratt & Whitney unit of United Technologies Corporation ("Pratt & Whitney") accounted for approximately 19.7% and 29.4% of total net sales, respectively, sales to McDonnell Douglas Corporation accounted for approximately 5.3% and 11.0% of total net sales, respectively, and sales to the Aircraft Engine Business Group of the General Electric Company accounted for approximately 7.5% and 6.5% of total net sales, respectively. For the fiscal years ended December 31, 1995, 1994 and 1993, the Company's export sales as a percentage of total net sales were 23.1%, 28.2% and 18.1%, respectively.

        Cade competes in its manufacturing operations primarily on the basis of its design capability, precise quality standards, prompt delivery and price. Management believes that the Company has certain competitors which possess adequate expertise in the use of composites to meet customers' quality standards and, as to such competitors, Cade competes primarily on the basis of price. Some of the Company's manufacturing competitors, including customer-affiliated manufacturing units, are larger and have substantially greater resources than Cade. As a result of the downturn in the aircraft and aerospace markets, competition has increasingly intensified during the past three years, resulting in reduced profit margins and increased internalization of production by large manufacturers.

        Cade believes it is one of only two manufacturers of test nacelle and related ground support equipment for large commercial jet engines. In addition, Cade believes it is one of only a limited number of suppliers for certain composite jet engine and air frame components whose manufacturing processes have been approved by the relevant engine manufacturer or other prime contractor. Such approval certifies that the Company has been audited by the prime contractor and meets or exceeds such contractor's process, quality control and material specifications.

        Cade competes in its repair and overhaul operations primarily on the basis of its expertise and ability to provide short turn times within the industry's stringent quality specifications and customers' pricing requirements. The Company's competitors for repair and overhaul services include substantially all commercial airlines and many large and small independent suppliers, many of which are larger and have substantially greater resources than Cade. The market for repair and overhaul services is dominated by The NORDAM Group, an independent supplier of such services, which Cade believes has annual revenues in excess of $400 million.

Backlog

        At December 31, 1995, the Company's backlog of orders was $12.8 million ($16.7 million at December 31, 1994) plus $10.0 million of scheduled orders under long-term agreements ("LTA's"). Of the total year-end backlog (including LTA's), the Company expects to ship $19.6 million in 1996. The Company's backlog of $12.8 million includes only "firm" orders supported by customer purchase orders with fixed delivery dates and excludes "blanket" purchase orders against which customers issue production releases covering relatively short time periods (LTA's). The Company's order backlog is subject to customer rights of cancellation or rescheduling, although in certain cases the Company would be entitled to receive termination payments.

Employees

        Cade has approximately 313 employees, of which 14 are employed in design and design-related services; 207 are employed in manufacturing, repair and quality control; and 92 are employed in administration (management, sales and clerical). Approximately 25% of these employees are represented by a union.

ITEM 2. PROPERTIES.

         The Company's owned and leased facilities are designed and constructed for industrial purposes and are located in industrial districts. Each facility is well maintained, suitable for the Company's purposes, effectively utilized and capable of supporting substantially higher levels of production. The table below sets forth certain information about the Company's principal facilities.

                                Square           Owned                                    Principal
Address                         Feet             or Leased       Description              Activity
-------                         ----             ---------       -----------              --------
5640 Enterprise Drive           54,000           Owned           1 and 2 story            Composite
Lansing, MI                                                      brick building           manufacturing
                                                                 in industrial park

537 Camden Drive                53,000           Owned           1 and 2 story            Manufacturing;
Grand Prairie, Texas                                             metal building           repair and overhaul
                                                                 in industrial area

4075 Ruffin Road                44,000           Leased          1 story reinforced       Manufacturing
San Diego, CA                                    (1)             concrete building in
                                                                 industrial area

5720 Enterprise Drive           27,500           Owned           1 story brick            Composite
Lansing, MI                                                      building in              manufacturing
                                                                 industrial park
-------------------------

(1)  Lease expires January 31, 1999.

ITEM 3.        LEGAL PROCEEDINGS.

       The Company is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.


                      EXECUTIVE OFFICERS OF THE REGISTRANT


       Executive officers of Cade are elected by the Board of Directors to serve until their successors are elected and qualified. The following table sets forth certain information about Cade's executive officers:

NAME (AGE)                   BUSINESS EXPERIENCE

Terrell L. Ruhlman (69)      Chairman of the Board and Chief Executive Officer
                             of the Company since April 1990; Member of the Company's Audit and Strategic Planning Committees;
                             Chairman of the Executive Committee of the Company from May 1989 to April 1990; consultant to and director of Sonitrol Corporation (manufacturer of electronic security systems) from 1983 to 1992;
                             director of EI Environmental Engineering Concepts
                             Ltd. (manufacturer of industrial misting systems).

Richard A. Lund (44)         President and Chief Operating Officer of the
                             Company since May 1990; Director of the Company since January 1991; Member of the Company's
                             Strategic Planning Committee; Chief Executive
                             Officer of Auto-Air; President of Auto-Air from
                             1988 through 1994.

Edward B. Stephens (48)      Vice President, Treasurer, Assistant Secretary and
                             Chief Financial Officer of the Company since July
                             1989; Member of the Company's Strategic Planning
                             Committee.

Richard J. Gribbins (51)     Vice President of HAC Operations of Cade since
                             August 1994; President of Bay Precision, Inc.
                             (manufacturer of electro-mechanical assemblies) from March 1990 to August 1994; business consultant from October 1987 to August 1994.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

       Information in response to this item is incorporated herein by reference to the information under the caption "Selected Financial Highlights - Market Prices" in the Registrant's 1995 Annual Report to Shareholders.

ITEM 6.        SELECTED FINANCIAL DATA.

       Information in response to this item is incorporated herein by reference to the information under the caption "Selected Financial Highlights" in the Registrant's 1995 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

       Information in response to this item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1995 Annual Report to Shareholders.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       Information in response to this item is incorporated herein by reference to "Independent Auditors' Report," "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" in the Registrant's 1995 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable. (The Company need not provide the disclosure called for by this Item 9 because it has been previously reported, as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.)

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information in response to this item is incorporated herein by reference to (i) the information under the caption "Election of Directors" in the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders ("Cade 1996 Proxy Statement") and (ii) the information under the caption "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.       EXECUTIVE COMPENSATION.

       Information in response to this item is incorporated herein by reference to the information under the caption "Executive Compensation" in the Cade 1996 Proxy Statement.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Information in response to this item is incorporated herein by reference to the information under the caption "Principal Security Holders and Security Holdings of Management" in the Cade 1996 Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information in response to this item is incorporated herein by reference to the information under the caption "Election of Directors - Compensation of Directors" in the Cade 1996 Proxy Statement.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
               8-K.

       (a)     Documents filed:

               1.       Financial statements.

                        The financial statements required to be filed by Item 8 hereof have been incorporated by reference to the Registrant's 1995 Annual Report to Shareholders and consist of the following:

                             Consolidated Balance Sheets as of December 31, 1995 and 1994.

                             Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

                             Consolidated Statements of Changes in
                             Shareholders' Equity for the three year period ended December 31, 1995.

                             Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

                             Notes to Consolidated Financial Statements.

                             Report of Independent Auditors.

               2.       Financial statement schedules.

                        The following financial statement schedules are included in Item 14(d) hereof:

                        Schedule II -       Valuation and Qualifying Accounts

                        Report of Predecessor Accountant filed pursuant to Note 1 of Rule 14a-3(b)(1).

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               3.       Management Contract and Compensatory Plans and
                        Arrangements.

                        All management contracts and compensatory plans and arrangements are identified by an asterisk after the exhibit number on the attached Exhibit Index.

       (b)     Reports on Form 8-K:

               No Current Reports on Form 8-K were filed during the last quarter of 1995.

       (c)     Exhibits:

               See the Exhibit Index immediately following the signature page of this report, which Index is incorporated herein by this reference.

               In addition, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant hereby agrees to furnish to the Commission upon request any instrument with respect to long-term debt pursuant to which the total amount of long-term debt authorized thereunder does not exceed 10% of the Registrant's consolidated total assets.

       (d)     Financial Statement Schedules:

                             CADE INDUSTRIES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

  COL. A                            COL. B                            COL. C                COL. D               COL. E
-----------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
                                                     ------------------------------------

                                                          (1)                 (2)
                                    Balance at       Charged to Costs     Charged to                              Balance
                                    Beginning of     and Expenses         Other Accounts-   Deductions-           at End
DESCRIPTION                         Period                                Describe          Describe              of Period
-----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
  Reserves and allowances
  deducted from asset accounts:
    Valuation allowances:

      Inventory                    $  447,949        $  12,552            $   430,000 (1)                         $   890,501
      Deferred income taxes           536,000                                 104,000 (1)                             640,000
      Other                           135,619           24,466                              $     5,319 (2)           154,766
    Amortization allowances:
       Goodwill                       444,898           91,321                                                        536,219
       Other                          253,588           46,618                                                        300,206
                                   ----------        ---------            -----------       -----------           -----------
                                   $1,818,054        $ 174,957            $   534,000       $     5,319           $ 2,521,692
                                   ==========        =========            ===========       ===========           ===========

Year ended December 31, 1994:
  Reserves and allowances
  deducted from asset accounts:
    Valuation allowances:
      Inventory                                                           $   447,949 (1)                         $   447,949
      Deferred income taxes                                                   536,000 (1)                             536,000
      Other                        $   10,619                                 125,000 (1)                             135,619
    Amortization allowances:
       Goodwill                       400,015        $  44,883                                                        444,898
       Other                          193,550           60,038                                                        253,588
                                   ----------        ---------            -----------                             -----------
                                   $  604,184        $ 104,921            $ 1,108,949                             $ 1,818,054
                                   ==========        =========            ===========                             ===========

Year ended December 31, 1993:
  Reserves and allowances
  deducted from asset accounts:
    Valuation allowances           $   68,500                                               $    57,881(3)        $    10,619
    Amortization allowances:
      Non-competition               1,139,691                                                 1,139,691(4)                -0-
      Goodwill                        359,677        $  40,338                                                        400,015
      Other                           142,173           51,377                                                        193,550
                                   ----------        ---------                              -----------           -----------
                                   $1,710,041        $  91,715                              $ 1,197,572           $   604,184
                                   ==========        =========                              ===========           ===========

(1) Valuation allowances recorded via purchase accounting for acquisition of Pollux Corporation.
(2) Uncollectible accounts written-off, net of recoveries.
(3) Adjustment to realizable amount.
(4) Write-off of fully amortized assets.

ERNST & YOUNG LLP      - Suite 1700                        - Phone: 313 596 7100
                         500 Woodward Avenue
                         Detroit, Michigan  48226-3426

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Cade Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Cade Industries, Inc. and Subsidiaries as of December 31, 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1994. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cade Industries, Inc. and Subsidiaries at December 31, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1994. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for each of the two years in the period ended December 31, 1994.

As discussed in Note 1 to the financial statements, effective January 1, 1993 the Company changed its method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109.

                                                           /s/ Ernst & Young LLP


February 13, 1995





         Ernst & Young is a member of Ernst & Young International, Ltd.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADE INDUSTRIES, INC.


By  /s/ Terrell L. Ruhlman                                Dated:  March 28, 1996
  ----------------------------------
  Terrell L. Ruhlman, Chairman of
  the Board, Chief Executive Officer
  and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature             Title                             Date
         ---------             -----                             ----
 /s/ Molly F. Cade             Director                          March 28, 1996
------------------------
Molly F. Cade


 /s/ Conrad G. Goodkind        Director                          March 28, 1996
------------------------
Conrad G. Goodkind


 /s/ William T. Gross          Director                          March 28, 1996
------------------------
William T. Gross


 /s/ Richard A. Lund           President, Chief                  March 28, 1996
------------------------
Richard A. Lund                Operating Officer
                               and Director

  /s/ Terrell L. Ruhlman       Chairman of the Board             March 28, 1996
------------------------
Terrell L. Ruhlman             and Chief Executive Officer
                               (principal executive officer)

 /s/ John W. Sandford          Director                          March 28, 1996
------------------------
John W. Sandford


 /s/ Steven M. Tadler          Director                          March 28, 1996
------------------------
Steven M. Tadler


 /s/ Edward B. Stephens        Vice President, Treasurer         March 28, 1996
------------------------
Edward B. Stephens             and Chief Financial Officer
                               (principal accounting officer)

                             CADE INDUSTRIES, INC.

                      Exhibit Index to Report on Form 10-K
                  for the fiscal year ended December 31, 1995

Exhibit                                                  Incorporated herein                          Filed
  No.       Description                                  by reference to:                             Herewith
-------     -----------                                  -------------------                          --------
2.1         Agreement and Plan of Merger by and          Exhibit 2.1 to the Registrant's
            among Cade Industries, Inc., Pollux          Form S-4 Registration Statement
            Acquisition Corporation, Pollux              dated October 28, 1994,
            Corporation and H.A.C. Corporation           Registration No. 33-83130
            dated as of May 24, 1994 ("Agreement         ("1994 S-4")
            and Plan of Merger")

2.2         Amendment No. 1 to Agreement and             Exhibit 2.2 to Registrant's 1994
            Plan of Merger                               S-4

3.1         Articles of Incorporation, as amended        Exhibit 4.1 to the Registrant's Form S-8
                                                         Registration Statement dated November 10,
                                                         1990, Registration No. 33-37911
                                                         ("1990 S-8")

3.2         By-Laws, as amended                          Exhibit 3.2 to Registrant's 1992 10-K

4.1         Articles IV, V and VIII of the               Exhibit 4.1 to Registrant's 1990 S-8
            Registrant's Articles of
            Incorporation, as amended

4.2         Amended and Restated Revolving Credit        Exhibit 4.2 to Registrant's 1994 10-K
            and Term Loan Agreement dated as of
            January 30, 1995, and First Amendment
            thereto dated March 3, 1995

4.3         Amendment No. 2 to Amended and Restated                                                   X
            Revolving Credit and Term Loan Agreement
            dated as of June 1, 1995 by and between
            the Registrant and Comerica Bank

4.4         Third Amendment to Amended and Restated      Exhibit 4.1 to Registrant's
            Revolving Credit and Term Loan Agreement     Form 10-Q for the quarter ended
            dated as of September 29, 1995 by and        September 30, 1995
            between the Registrant and Comerica Bank

4.5         Loan Agreement dated as of                   Exhibit 4.2 to Registrant's
            September 1, 1990 between                    Form 10-Q for the quarter ended
            the Economic Development                     September 30, 1990
            Corporation of the City of
            Lansing and Auto-Air Composites,
            Inc.

4.6         Reimbursement Agreement                      Exhibit 4.2 to Registrant's
            dated as of September 1, 1990                Form 10-Q for the quarter ended
            between Auto-Air Composites, Inc.            September 30, 1990
            and Comerica Bank, as successor to
            Manufacturers National
            Bank of Detroit

Exhibit                                                  Incorporated herein                          Filed
  No.       Description                                  by reference to:                             Herewith
-------     -----------                                  -------------------                          --------
4.7         Amended and Restated Security                Exhibit 4.5 to Registrant's 1994 10-K
            Agreement dated as of January 30,
            1995, between Comerica Bank and
            the Registrant

4.8         Amended and Restated Guaranty                Exhibit 4.6 to Registrant's 1994 10-K
            dated as of January 30, 1995,
            between Comerica Bank and
            Auto-Air Composites, Inc.

4.9         Amended and Restated Security                Exhibit 4.7 to Registrant's 1994 10-K
            Agreement dated as of January 30,
            1995, between Comerica Bank and
            Auto-Air Composites, Inc.

4.10        Amended and Restated Guaranty                Exhibit 4.8 to Registrant's 1994 10-K
            dated as of January 30, 1995,
            between Comerica Bank and
            Cade Composites, Inc.

4.11        Amended and Restated Security                Exhibit 4.9 to Registrant's 1994 10-K
            Agreement dated as of January 30,
            1995, between Comerica Bank and
            Cade Composites, Inc.

4.12        Guaranty dated as of                         Exhibit 4.10  to Registrant's 1994 10-K
            January 30, 1995, between
            Comerica Bank and Cade Commercial
            Composites, Inc.

4.13        Guaranty dated as of                         Exhibit 4.11 to Registrant's 1994 10-K
            December 1, 1994, between Comerica
            Bank and Pollux Acquisition
            Corporation

4.14        Guaranty dated as of                         Exhibit 4.12 to Registrant's 1994 10-K
            December 1, 1994, between Comerica
            Bank and H.A.C. Corporation

4.15        Form of 6% Subordinated Notes issued         Exhibit 2.1 to Registrant's 1994
            in the initial aggregate principal           S-4
            amount of $2,861,040

10.1        I.A.M. National Pension Benefit              Exhibit 19.4 to Registrant's
            Fund, benefit plan B standard                Form 10-Q for the quarter ended
            participation agreement                      June 30, 1986

10.2        Sublease dated March 29, 1991 and First      Exhibit 10.15 to Registrant's 1991 10-K
            Amendment to Sublease dated April 24,
            1991 between Cade Composites, Inc. and
            Scientific-Atlanta, Inc. for premises located
            at 4075 Ruffin Road, San Diego, CA

Exhibit                                                  Incorporated herein                          Filed        Seq.
  No.       Description                                  by reference to:                             Herewith     Page No.
-------     -----------                                  -------------------                          --------     --------
10.3*       Employment Agreement between                 Exhibit 10.8 to Registrant's 1989 10-K
            Edward B. Stephens and the
            Registrant dated June 29, 1989

10.4*       Employee Agreement dated January             Exhibit 10.14 to Registrant's Form 10-Q
            29, 1991 with Edward B. Stephens             for the quarter ended March 31, 1991

10.5*       Employment Agreement between                 Exhibit 10.6 to Registrant's 1994 10-K
            Richard Gribbins and the Registrant
            dated July 18, 1994

10.6*       Nonstatutory Stock Option Agreement          Exhibit 10.7 to Registrant's 1994 10-K
            for the Benefit of Terrell L. Ruhlman

10.7*       Amendment to Employment Agreement                                                         X
            between Richard Gibbins and the
            Registrant dated May 11, 1995

10.8*       Employment Agreement between Richard                                                      X
            A. Lund and the Registrant dated
            May 2, 1995

10.9*       Nonstatutory Stock Option Agreement                                                       X
            dated December 30, 1994 for the
            Benefit of Richard Gibbins

10.10       Collective Bargaining Agreement effective                                                 X
            March 15, 1995 between Auto-Air
            Composites, Inc. and Lodge No. 2184,
            International Association of Machinists

10.11*      Cade Industries, Inc. 1990                   Exhibit 10.10 to Registrant's 1989 10-K
            Nonqualified Stock Option Plan
            ("1990 Stock Option Plan")

10.12*      Amendment No. 1 to                           Exhibit 10.18 to Registrant's 1991 10-K
            1990 Stock Option Plan

10.13*      Cade Industries, Inc. 1994 Stock Option      Exhibit 10.13 to Registrant's 1994 10-K
            Plan ("Director Stock Option Plan")

10.14*      Form of Option Agreement under               Exhibit 10.14 to Registrant's 1994 10-K
            Director Stock Option Plan

13.1        Portions of 1995 Annual Report                                                              X
            to Shareholders

21.1        Subsidiaries of the Registrant                                                              X

23.1        Consent of Ernst & Young LLP to                                                             X
            incorporation by reference

23.2        Consent of Deloitte & Touche LLP to                                                         X

Exhibit                                                  Incorporated herein                          Filed
  No.       Description                                  by reference to:                             Herewith
-------     -----------                                  -------------------                          --------
            incorporation by reference

27          Financial Data Schedule                                                                     X

* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.