Form 10-K405/A
period 1995-12-31
CADE INDUSTRIES INC
filed 1996-04-29
CIK 356211

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-K/A

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

                         Commission file number: 0-12808

                              Cade Industries, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                      Wisconsin                          39-1371038
                      ---------                          ----------
          (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization            Identification No.)

      5640 Enterprise Drive, Lansing, Michigan              48911
      ----------------------------------------              -----
      (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code: 517-394-1333

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                Part of Form 10-K Into Which
      Document                             Portions of Document are Incorporated
      --------                             -------------------------------------
Annual Report to Shareholders for the
   fiscal year ended December 31, 1995                      Part II

Proxy Statement for 1996 Annual Meeting
  of Shareholders                                           Part III

         Cade Industries, Inc. (the "Company") hereby amends the Report on Form 10-K for the year ended December 31, 1995 by amending Item 12 as set forth below:

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table shows the beneficial ownership of the outstanding common stock of the Company as of February 26, 1996 by each person known to the Company to own beneficially more than 5% of such stock outstanding, each director and nominee, each executive officer named in the Summary Compensation Table below and all directors and executive officers of the Company as a group:

                                         Number of Shares and
                                         Nature of Beneficial               Percent
Name                                        Ownership(1)(2)                of Class
- ----                                     --------------------              --------
Advent International                          1,937,290            (4)        8.9%
Corporation(3)

Molly F. Cade(5)                              5,292,162            (6)       24.1%

Conrad G. Goodkind                              285,000                       1.3%

William T. Gross                                 55,000            (7)         *

Richard A. Lund                                 162,000                        *

Terrell L. Ruhlman                              220,000            (8)        1.0%

John W. Sandford                                 73,000            (9)         *

Edward B. Stephens                               67,100           (10)         *

Steven M. Tadler(1)                              50,000                        *

Trigran Investments, Inc.(12)                 1,298,200                       5.9%

All directors and executive officers          6,215,712                      27.7%
as a group (9 persons)

- ------------------------------------

*Less than 1.0%

(1) Except as otherwise indicated, the specified persons have sole voting and investment power as to all of the shares indicated.

(2) Includes the following shares which may be acquired by the exercise of options: 50,000 as to Ms. Cade, Mr. Goodkind, Mr. Gross, Mr. Sandford and Mr. Tadler; 160,000 as to Mr. Lund; 100,000 as to Mr. Ruhlman; 59,000 as to Mr. Stephens, and 580,450 as to all directors and officers as a group.

 (3) The business address of Advent International Corporation is 101 Federal Street, Boston, Massachusetts 02110.

 (4) All shares are held of record by the following venture capital funds managed by Advent International Corporation in the amounts indicated:
         Adhill Limited Partnership, 219,207 shares; Adventact Limited Partnership, 272,016 shares; Adval Limited Partnership, 196,413 shares; Advent International Network Limited Partnership, 834,067; Advent International Technology Fund, L.P., 73,694 shares; Adwest Limited Partnership, 219,207 shares; Hong Kong Venture Investment Trust, 122,686 shares.

 (5) Ms. Cade's business address is 5640 Enterprise Drive, P.O. Box 23094, Lansing, Michigan 48909.

 (6) Includes 2,200 shares held by Ms. Cade as custodian for minor children and 16,200 shares held by her spouse.

 (7)     Held as trustee of a trust controlled by Mr. Gross.

 (8)     Voting and dispositive power shared with spouse up to 20,000 shares.

 (9)     Record ownership held by family trust controlled by Mr. Sandford.

(10) Voting and dispositive power shared with spouse as to 6,100 shares and with parent as to 2,000 shares.

(11) Mr. Tadler is Senior Vice President of Advent International Corporation. Mr. Tadler disclaims beneficial ownership of any of the shares held indirectly by Advent International Corporation. See Note 4 above.

(12) The business address of Trigran Investments, Inc. is 155 Pfingsten Road, Suite 360, Deerfield, Illinois 60015.

         The above beneficial ownership information is based upon information furnished by the specified persons and determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 as required for purposes of this filing, which is not necessarily the same as beneficial ownership for other purposes, and includes shares as to which beneficial ownership may be disclaimed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CADE INDUSTRIES, INC.



By /s/ Edward B. Stephens                                  Dated: April 25, 1996
  ---------------------------------------------
   Edward B. Stephens
   Vice President, Treasurer
   and Chief Financial Officer
   (Principal accounting officer)