Form 10-Q
period 1996-03-31
CADE INDUSTRIES INC
filed 1996-05-15
CIK 356211

                                    FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March   31,  1996
                               --------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission file number            0-12808
                      ---------------------------------------------------
                              Cade Industries, Inc.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Wisconsin                                           39-1371038
- ----------------------------------                         --------------------
(State or other jurisdiction                                 (I.R.S. Employer
 of incorporation or organization)                          Identification No.)

                 5640 Enterprise Drive, Lansing, Michigan 48911
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (517) 394-1333
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

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

            Common stock, $0.001 Par Value -- 21,736,341 shares as of
                                  May 10, 1996

                                      INDEX

                              CADE INDUSTRIES, INC.

                                                                      PAGE
PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

         Condensed Consolidated Balance Sheets                           1

         Condensed Consolidated Statements of
                  Operations for the three months ended
                  March  31, 1996 and 1995                               3

         Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1996
                  and 1995                                               4

         Note to Condensed Consolidated Financial
                  Statements                                             5

Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                        6

PART II - OTHER INFORMATION

Item 5.           Other Information                                      8

Item 6.           Exhibits and Reports on Form 8-K                       8

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CADE INDUSTRIES, INC.

                                              March  31,
                                                1996          December 31,
                                             (Unaudited)         1995*
                                             -----------      -----------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                $    26,485      $   187,485
    Trade accounts receivable                  4,709,464        4,670,698
    Inventories:
       Finished goods and
         work in progress                      5,452,933        5,176,320
       Materials and supplies                  2,927,160        2,741,815
                                               ---------        ---------
                                               8,380,093        7,918,135

   Refundable federal income taxes               294,500          362,000
   Deferred income taxes                         379,000          379,000
   Prepaid expenses and other
       current assets                            271,730          136,105
                                             -----------      -----------
                  TOTAL CURRENT ASSETS        14,061,272       13,653,423

PROPERTY, PLANT AND EQUIPMENT
   Land and improvements                         500,864          500,864
   Buildings                                   4,335,066        4,330,657
   Machinery and equipment                     9,182,086        9,116,644
   Tooling                                    10,846,545       10,512,553
                                             -----------      -----------
                                              24,864,561       24,460,718
   Less accumulated depreciation               9,241,031        8,701,719
                                             -----------      -----------
                                              15,623,530       15,758,999
INTANGIBLE AND OTHER ASSETS
   Goodwill                                    3,095,319        3,123,220
   Other assets                                  140,179          148,863
                                             -----------      -----------
                                               3,235,498        3,272,083
                                             -----------      -----------
                                             $32,920,300      $32,684,505
                                             ===========      ===========

CADE INDUSTRIES, INC.

                                                     March 31,
                                                       1996          December 31,
                                                    (Unaudited)         1995*
                                                    -----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable to bank                           $ 1,800,000      $ 1,300,000
     Trade accounts payable                           1,787,699        1,685,313
     Employee compensation and amounts
         withheld                                       589,685          614,739
     Accrued expenses                                   684,718          963,747
     Accrued income taxes                               303,553          262,800
     Current portion of long-term debt                1,660,123        1,765,171
                                                    -----------      -----------

         TOTAL CURRENT LIABILITIES                    6,825,778        6,591,770

LONG-TERM DEBT                                        5,771,385        5,955,935

DEFERRED INCOME TAXES                                   477,000          477,000

SHAREHOLDERS' EQUITY
     Preferred Stock, 10% cumulative,
         non-voting, stated value $300
         per share; authorized 500 shares,
         none issued
     Common Stock, par value $.001 per
         share; authorized 100,000,000
         shares, issued 21,886,409 shares;
         outstanding 21,686,341 shares                   21,886           21,886
     Additional paid-in capital                       8,828,552        8,828,552
     Retained earnings                               11,250,141       11,063,804
                                                    -----------      -----------
                                                     20,100,579       19,914,242
     Less cost of Common Stock in treasury              254,442          254,442
                                                    -----------      -----------

                                                     19,846,137       19,659,800
                                                    -----------      -----------

                                                    $32,920,300      $32,684,505
                                                    ===========      ===========

* The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

PART I ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CADE INDUSTRIES, INC.

                                                    Three Months Ended March  31,
                                                    -----------------------------
                                                        1996             1995
                                                    -----------      ------------
Sales                                               $ 7,164,278      $ 7,349,861

Operating expenses:
    Cost of sales                                     5,263,243        5,775,640
    Selling, general and
        administrative expenses                       1,502,403        1,236,296
                                                    -----------      -----------
                                                      6,765,646        7,011,936
                                                    -----------      -----------

    INCOME FROM OPERATIONS                              398,632          337,925

Interest expense - net                                  166,202          169,918
                                                    -----------      -----------

    INCOME BEFORE INCOME TAXES                          232,430          168,007

Income taxes                                             46,000           42,761
                                                    -----------      -----------


   NET INCOME                                       $   186,430      $   125,246
                                                    ===========      ===========


    NET INCOME PER SHARE                            $      0.01      $      0.01
                                                    ===========      ===========

Weighted average number of
    shares of common stock
    outstanding                                      21,686,341       21,681,431

See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

CADE INDUSTRIES, INC.

                                                          Three Months Ended
                                                              March  31,
                                                         1996           1995
                                                      ---------       ---------
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES                                  $  36,378       $  90,773

INVESTING ACTIVITIES
   Additions to property, plant
       and equipment                                   (407,780)       (412,285)
   Increase in other assets                                              (3,269)
                                                      ---------       ---------
                                                       (407,780)       (415,554)
FINANCING ACTIVITIES
   Increase in note payable to bank                     500,000         500,000
   Payments of long-term debt                          (289,598)       (234,762)
                                                      ---------       ---------
                                                        210,402         265,238
                                                      ---------       ---------
DECREASE IN CASH AND CASH
   EQUIVALENTS                                         (161,000)        (59,543)
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                   187,485          71,537
                                                      ---------       ---------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                     $  26,485       $  11,994
                                                      =========       =========

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              CADE INDUSTRIES, INC.

                                 MARCH 31, 1996

NOTE A -- BASIS OF PRESENTATION

The condensed consolidated financial statements as of and for the three month periods ended March 31, 1996 and 1995, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary (consisting only of normal recurring accruals) for a fair presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

            PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              CADE INDUSTRIES, INC.
                              RESULTS OF OPERATIONS

SALES

The Company's net sales of $7,164,000 in the first quarter of 1996 decreased 2.5% or $186,000 from the same quarter of 1995. The decrease in sales for the 1996 quarter primarily reflects a reduction in sales of military aircraft components due mainly to the completion in late 1995 of a government order. This reduction was partially offset by higher sales of gas turbine engine components, primarily engine cases, and increased sales of repair and overhaul services.

Sales for 1996 are expected to increase over those of the prior year as a result of higher gas turbine engine and airframe component sales as well as increased test nacelle shipments and sales of repair and overhaul services. Quarter-to-quarter comparisons can be significantly impacted by the timing of shipments of test equipment and other ground support equipment. At March 31, 1996, the Company's backlog of orders was $25.6 million which included $11.2 million of scheduled orders under long-term agreements.

COST OF SALES

Cost of sales for the first quarter of 1996 decreased $512,000 or 8.9% from the same quarter of 1995. Cost of sales decreased as a percent of sales to 73.5% in the first quarter of 1996 from 78.6% in the 1995 first quarter.

The decrease in cost of sales percent was primarily due to an increase in sales of product with a favorable cost structure. The increase in sales of gas turbine engine components, and commercial overhaul and repair services resulted in lower labor and material costs. These positive cost improvements were partially offset by manufacturing overhead increases in premium labor costs and other indirect costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("administrative expenses") as a percent of net sales were 21.0% and 16.8% for the first quarter of 1996 and 1995, respectively. Actual amounts expended increased by $266,000 from the first quarter of 1995 to the same quarter of 1996. The higher expenditures for the current period primarily reflect increased sales commissions of $106,000 from the first quarter of 1995 to the 1996 first quarter, (3.3% of net sales in 1996 compared to 1.7% in 1995) as a result of greater repair and overhaul sales subject to commission payments. Also affecting the higher administrative expenditures in the first quarter were increased marketing costs, administrative staff, and travel related costs incurred to support the expected sales increases for the balance of 1996.

NET INTEREST EXPENSE

Net interest expense as a percent of sales was 2.3% and 2.4% for the first quarters of 1996 and 1995, respectively. Actual net interest expense decreased slightly to $166,000.

INCOME TAX EXPENSE

Income taxes were $46,000 or 0.6% of sales in the 1996 first quarter, compared to $43,000 or 0.6% of sales for the same quarter of 1995.

NET INCOME

Net income of $186,000 in the first quarter of 1996 represents an increase in after-tax earnings of $61,000 from the 1995 first quarter due to the factors discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has met its working capital and longer term capital needs through short and long-term bank debt, a tax-exempt bond issue and leasing arrangements on certain items of capital equipment.

Capital has principally been used to fund the Company's inventory, accounts receivable, business development and capital expenditure programs. Management presently expects to continue to invest, at reduced levels, in production technology, tooling and equipment for improved manufacturing efficiency and quality enhancement. The Company will also continue to seek acquisition opportunities to expand and/or diversify its markets.

The Company maintains a $4,000,000 unsecured credit line with a bank, $2,200,000 of which was available at March 31, 1996. The Company also has outstanding approximately $4,070,000 of secured term debt, $500,000 of tax-exempt bonds and $2,861,000 of subordinated notes.

Management believes that expected increased revenues and continued emphasis on working capital management will lead to improved cash flow from operations. As a result, the Company's cash flow from operations and its current credit facilities are felt to be adequate to finance its current operations and capital expenditure requirements at present and forecasted levels.

ITEM 5.  OTHER INFORMATION

The Company's officers may, when appropriate make public statements that contain forward looking information as to the Company's sales and earnings. Forward looking information is subject to risks and uncertainties that may significantly impact expected results. The Company's outlook is based largely on its interpretation of current order levels and trends and assumption as to trends in the air transport and aircraft industries. Certain of the Company's backlog of orders are subject to cancellation, reduction or extended delivery. The air transport and aircraft industries have historically been subject to significant cyclical fluctuations and are influenced by factors such as the general state of the economy, fuel prices, governmental regulation, competition, and the level of military spending. In addition, the Company's results are subject to pricing competition, the willingness of the airlines and aircraft manufacturers to out source work for their composite components and repairs, foreign currency fluctuations with respect of international sales, and the Company's success in the development, manufacture and marketing of composites products for other industries and uses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      The following exhibit is filed herewith:

Exhibit 27.       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CADE INDUSTRIES, INC.


May 13, 1996

                                    By /s/ EDWARD B. STEPHENS
                                      -------------------------------------
                                       Edward B. Stephens
                                       Vice President, Treasurer and
                                       Chief Financial Officer

                              CADE INDUSTRIES, INC.

                                      * * *

                                  EXHIBIT INDEX

                                       TO

               QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                                 MARCH 31, 1996

EXHIBIT                          INCORPORATED HEREIN       FILED
NUMBER        DESCRIPTION          BY REFERENCE TO:       HEREWITH
- ------        -----------        -------------------      --------
27           Financial Data
             Schedule                                        X