Form 10-Q
period 1996-06-30
CADE INDUSTRIES INC
filed 1996-08-14
CIK 356211

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

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

            Common stock, $0.001 Par Value -- 21,710,291 shares as of
                                 August 12, 1996

                                      INDEX

                              CADE INDUSTRIES, INC.

                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets                                   1

     Condensed Consolidated Statements of
          Operations for the three months ended
          June  30, 1996 and 1995                                            3

    Condensed Consolidated Statements of
          Operations for the six months ended
          June 30, 1996 and 1995                                             4

     Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 1996
          and 1995                                                           5

     Notes to Condensed Consolidated Financial
          Statements                                                         6


Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                    7

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote
               of Security Holders                                          10

Item 5.   Other Information                                                 10

Item 6.   Exhibits and Reports on Form 8-K                                  10

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CADE INDUSTRIES, INC.

                                                      June 30,
                                                        1996         December 31,
                                                     (Unaudited)        1995*
                                                     -----------     ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $    71,003     $   187,485
  Trade accounts receivable                            5,213,194       4,670,698
  Inventories:
    Finished goods and work in progress                6,399,189       5,176,320
    Materials and supplies                             3,597,050       2,741,815
                                                     -----------     -----------
                                                       9,996,239       7,918,135


  Refundable federal income taxes                        294,500         362,000
  Deferred income taxes                                  379,000         379,000
  Prepaid expenses and other current assets              269,272         136,105
                                                     -----------     -----------

            TOTAL CURRENT ASSETS                      16,223,208      13,653,423

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                  500,864         500,864
  Buildings                                            4,351,696       4,330,657
  Machinery and equipment                              9,462,360       9,116,644
  Tooling                                             11,020,741      10,512,553
                                                     -----------     -----------
                                                      25,335,661      24,460,718
  Less accumulated depreciation                        9,755,994       8,701,719
                                                     -----------     -----------

                                                      15,579,667      15,758,999
INTANGIBLE AND OTHER ASSETS
  Goodwill                                             3,068,336       3,123,220
  Other assets                                           136,898         148,863
                                                     -----------     -----------

                                                       3,205,234       3,272,083
                                                     -----------     -----------

                                                     $35,008,109     $32,684,505
                                                     ===========     ===========

CADE INDUSTRIES, INC.

                                                         June 30,
                                                           1996      December 31,
                                                       (Unaudited)      1995*
                                                       -----------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank                                 $ 2,825,000   $ 1,300,000
  Trade accounts payable                                 2,937,813     1,685,313
  Employee compensation and amounts withheld               645,694       614,739
  Accrued expenses                                         608,501       963,747
  Accrued income taxes                                     218,164       262,800
  Current portion of long-term debt                      1,561,545     1,765,171
                                                       -----------   -----------

        TOTAL CURRENT LIABILITIES                        8,796,717     6,591,770


LONG-TERM DEBT                                           5,690,045     5,955,935

DEFERRED INCOME TAXES                                      477,000       477,000

SHAREHOLDERS' EQUITY
  Preferred Stock, 10% cumulative, non-voting,
    stated value $300 per share; authorized 500
    shares, none issued
  Common Stock, par value $.001 per share;
    authorized 100,000,000 shares, issued
    21,936,409 shares; outstanding 21,697,841
    shares                                                  21,936        21,886
  Additional paid-in capital                             8,862,877     8,828,552
  Retained earnings                                     11,453,612    11,063,804
                                                       -----------   -----------
                                                        20,338,425    19,914,242
  Less cost of Common Stock in treasury                    294,078       254,442
                                                       -----------   -----------

                                                        20,044,347    19,659,800
                                                       -----------   -----------

                                                       $35,008,109   $32,684,505
                                                       ===========   ===========

* The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CADE INDUSTRIES, INC.

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                         1996           1995
                                                    ------------   ------------
Sales                                               $  7,618,176   $  8,638,869

Operating expenses:
  Cost of sales                                        5,672,530      7,888,244
  Selling, general and administrative expenses         1,503,155      1,441,773
                                                    ------------   ------------
                                                       7,175,685      9,330,017
                                                    ------------   ------------

  INCOME (LOSS) FROM OPERATIONS                          442,491       (691,148)

Interest expense - net                                   185,594        185,814
                                                    ------------   ------------

  INCOME (LOSS) BEFORE INCOME TAXES                      256,897       (876,962)

Income taxes (credit)                                     53,000       (335,761)
                                                    ------------   ------------

  NET INCOME (LOSS)                                 $    203,897   $   (541,201)
                                                    ============   ============

  NET INCOME (LOSS) PER SHARE                       $       0.01   $      (0.02)
                                                    ============   ============

Weighted average number of shares of
  common stock outstanding                            21,689,094     21,681,593

See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CADE INDUSTRIES, INC.

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                        1996           1995
                                                    ------------   ------------
Sales                                               $ 14,782,454   $ 15,988,730

Operating expenses:
  Cost of sales                                       10,935,773     13,663,884
  Selling, general and administrative expenses         3,006,709      2,678,069
                                                    ------------   ------------
                                                      13,942,482     16,341,953
                                                    ------------   ------------

  INCOME (LOSS) FROM OPERATIONS                          839,972       (353,223)

Interest expense - net                                   350,645        355,732
                                                    ------------   ------------

  INCOME (LOSS) BEFORE INCOME TAXES                      489,327       (708,955)

Income taxes (credit)                                     99,000       (293,000)
                                                    ------------   ------------

  NET INCOME (LOSS)                                 $    390,327   $   (415,955)
                                                    ============   ============

  NET INCOME (LOSS) PER SHARE                       $       0.02   $      (0.02)
                                                    ============   ============

Weighted average number of shares of
  common stock outstanding                            21,687,717     21,681,512


See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CADE INDUSTRIES, INC.

                                                          Six Months Ended
                                                              June 30,
                                                    ----------------------------
                                                        1996            1995
                                                    ------------    ------------
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES                                $  (287,825)    $   700,175

INVESTING ACTIVITIES
  Additions to property, plant and equipment           (878,880)       (837,230)
  Increase in other assets                                              (89,683)
                                                    -----------     -----------
                                                       (878,880)       (926,913)

FINANCING ACTIVITIES
  Increase in note payable to bank                    1,525,000         600,000
  Payments of long-term debt                           (469,516)       (396,110)
  Exercise of stock options                              34,375
  Purchase of common stock for treasury                 (39,636)
  Other                                                                   3,683
                                                    -----------     -----------
                                                      1,050,223         207,573
                                                    -----------     -----------

DECREASE IN CASH AND CASH
  EQUIVALENTS                                          (116,482)        (19,165)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                     187,485          71,537
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $    71,003     $    52,372
                                                    ===========     ===========

See notes to condensed financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              CADE INDUSTRIES, INC.

                                  JUNE 30, 1996

NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 1996 and 1995, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary (consisting only of normal recurring accruals) for a fair presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - DEBT AGREEMENT

During June 1996 the Company amended its line of credit arrangement with a bank increasing the amount of credit available under the line to $5,000,000 from $4,000,000. The terms and conditions of the amended credit arrangement remain substantially unchanged from the previous agreement.

NOTE C - PRIOR YEAR SPECIAL CHARGE TO OPERATIONS

1995 second quarter operations includes a special pre-tax charge of $1,130,000 to write-off certain costs at the Company's Cade Composites, Inc. subsidiary associated with work-in-progress, non-recurring engineering charges, contract termination costs, tooling investments, prototype development costs and accounts receivable charges. The provision was based on the Company's review of development costs and related project investments and its best estimate of matching such costs against future revenue.

            PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              CADE INDUSTRIES, INC.
                              RESULTS OF OPERATIONS

SALES

The Company's net sales of $7,618,000 in the second quarter of 1996 decreased 11.8% or $1,021,000 from the same quarter of 1995, while net sales of $14,782,000 for the six months ended June 30, 1996 decreased $1,207,000 or 7.5% compared to the same six month period of the prior year. The lower sales for the second quarter primarily reflect timing differences in delivery requirements for test nacelle products. In addition, sales of military components were lower due to the completion of a government contract in 1995 and customer delays in product approvals in 1996. These decreases were partially offset by higher sales of gas turbine engine components, primarily engine cases, and increased sales of repair and overhaul services.

Sales for 1996 are expected to increase over those of the prior year as a result of higher gas turbine engine and airframe component sales as well as increased test nacelle shipments and sales of repair and overhaul services in the second half of the year. Period-to-period comparisons can be significantly impacted by the timing of shipments of test equipment and other ground support equipment which typically have selling prices ranging from $500,000 to $1.5 million. At June 30, 1996, the Company's backlog of orders was $28.7 million which included $11.9 million of scheduled orders under long-term agreements.

COST OF SALES

Cost of sales for the second quarter of 1996 decreased $2,215,000 or 28.1% from the same quarter of 1995 and for the six months ended June 30, 1996 decreased $2,728,000 or 20.0% from the comparable period in 1995. The decreases for both the three and six month periods were due in large part to: the decrease in sales levels in the 1996 periods of 11.8% and 7.5%, respectively; increased sales of products with higher profit margins, mainly gas turbine engine components and commercial overhaul and repair services; certain reduced overhead costs, and the inclusion in the 1995 cost of sales for the three and six month periods of a $960,000 special charge. The 1995 special charge resulted from the write-off of certain costs at the Company's Cade Composites subsidiary associated with work in progress, non-recurring engineering charges, contract termination costs, tooling investments, and prototype development costs. Excluding the 1995 special charge, cost of sales for the 1996 second quarter decreased $1,255,000 or 18.1% and for the 1996 year-to-date period decreased $1,768,000 or 13.9%.

Cost of sales as a percentage of sales was 74.5% and 91.3% for the 1996 and 1995 second quarters, respectively, and for the six months ended June 30, 1996 and 1995 was 74.0% and 85.5%, respectively. Excluding the effect of the 1995 special charge, cost of sales as a percentage of sales was 80.2% and 79.5% for the 1995 three and six month periods, respectively. The increased sales of gas turbine engine components and commercial overhaul and repair services combined with decreased sales of certain military aircraft components resulted in significantly lower material, but slightly higher labor costs. In addition, manufacturing overhead expenses for the 1996 periods were favorably impacted by decreases in certain labor related insurance costs, overtime costs and indirect material expenses, as well as lower tooling amortization costs as a result of the change in mix of product deliveries.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("administrative expenses") as a percent of net sales were 19.7% and 16.7% for the second quarter of 1996 and 1995, respectively, and 20.3% and 16.7% for the six month periods ended June 30, 1996 and 1995, respectively. Actual amounts expended increased by $61,000 from the second quarter of 1995 to the same quarter of 1996 and by $329,000 from the six month period ended June 30, 1995 to the same period in 1996.

Factors contributing to the higher administrative expenditures in both 1996 periods were increased marketing costs, professional and consulting fees, administrative staff, and travel related costs incurred to support the expected sales increases for the second half of 1996. Sales commissions were $31,000 lower in the 1996 second quarter as compared to the same quarter in 1995 and $76,000 higher for the six month period ended June 30, 1996 compared to the same period in 1995. Sales commission expenditures are directly related to the sales mix of products and/or customers involved in the periods presented. The increased sales commissions for the 1996 six month period result primarily from greater repair and overhaul sales subject to commission payments.

NET INTEREST EXPENSE

Net interest expense as a percent of sales was 2.4% and 2.2% for the 1996 and 1995 second quarters, respectively, and was 2.4% and 2.3% of sales for the six month periods ended June 30, 1996 and 1995, respectively. Actual net interest expense remained essentially unchanged for both the three and six month periods.

INCOME TAX EXPENSE

Income taxes were $53,000 or 0.7% of sales in the 1996 second quarter compared to a negative expense of ($336,000) or (3.9%) of sales (positive expense of $48,000 or 0.6% of sales excluding the special charge) for the same quarter of 1995. Income taxes were $99,000 or 0.7% of sales for the six months ended June 30, 1996 compared to a negative expense of ($293,000) or (1.8%) of sales (positive expense of $91,000 or 0.5% of sales excluding the special charge) for the comparable period of 1995.

NET INCOME

Net income of $204,000 in the 1996 second quarter represents an increase in after-tax earnings of $745,000 (decrease of $2,000 excluding the special charge) from the 1995 second quarter. Net income of $390,000 for the first six months of 1996 represents an increase in after-tax earnings of $806,000 ($59,000 excluding the special charge) from the comparable period of 1995. Factors contributing to these changes were discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has met its working capital and longer term capital needs through short and long-term bank debt, a tax-exempt bond issue and leasing arrangements on certain items of capital equipment.

Capital has principally been used to fund the Company's inventory, accounts receivable, business development and capital expenditure programs. Management presently expects to increase its investment in inventory in the near term to support the higher sales volume expected in the second half of 1996. Investments in production technology, tooling and equipment for improved manufacturing efficiency and quality enhancement are expected to continue, but at reduced levels. The Company will also continue to seek acquisition opportunities to expand and/or diversify its markets.

The Company maintains a $5,000,000 unsecured credit line with a bank, $2,175,000 of which was available at June 30, 1996. The Company also has outstanding approximately $4,043,000 of secured term debt, $348,000 of tax-exempt bonds and $2,861,000 of subordinated notes.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders on May 8, 1996, shareholders elected the seven nominees for the Board of Directors. There was no solicitation in opposition to the nominees proposed in the Proxy Statement and there were no abstentions or broker nonvotes. The votes with respect to the nominees was as follows:

DIRECTOR NAME                       VOTES FOR               VOTES WITHHELD
- -------------                       ---------               --------------
Molly F. Cade                       19,142,381                  349,576
Conrad G. Goodkind                  19,176,531                  315,426
William T. Gross                    19,177,131                  314,826
Richard A. Lund                     19,173,640                  318,317
Terrell L. Ruhlman                  19,171,531                  320,426
John W. Sandford                    19,181,031                  310,926
Steven M. Tadler                    19,176,781                  315,176

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The following exhibit is filed herewith:

Exhibit 4.1. Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated September 29, 1995 by and between Cade Industries, Inc. and Comerica Bank.

Exhibit 27.       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CADE INDUSTRIES, INC.


August 12, 1996
                                       By   /s/ Edward B. Stephens
                                            -------------------------------
                                            Edward B. Stephens
                                            Vice President, Treasurer and
                                            Chief Financial Officer

                              CADE INDUSTRIES, INC.

                                      * * *

                                  EXHIBIT INDEX

                                       TO

               QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                                  JUNE 30, 1996

EXHIBIT                              INCORPORATED HEREIN             FILED
NUMBER   DESCRIPTION                   BY REFERENCE TO:             HEREWITH
- ------   -----------                   ----------------             --------

4.1      Fourth Amendment to
         Amended and Restated
         Revolving Credit and
         Term Loan Agreement
         Dated September 29,
         1995 by and between
         Cade Industries, Inc.
         and Comerica Bank                                              X

27       Financial Data
         Schedule                                                       X