Form 10-Q
period 1996-09-30
CADE INDUSTRIES INC
filed 1996-11-13
CIK 356211

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September  30,  1996

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

            Common stock, $0.001 Par Value -- 21,692,291 shares as of
                                November 8, 1996

                                      INDEX

                              CADE INDUSTRIES, INC.

                                                                 PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets                           1

     Condensed Consolidated Statements of
          Operations for the three months ended
          September 30, 1996 and 1995                                3

     Condensed Consolidated Statements of
         Operations for the nine months ended
         September 30, 1996 and 1995                                 4

     Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1996
          and 1995                                                   5

     Notes to Condensed Consolidated Financial
          Statements                                                 6

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                            7

PART II - OTHER INFORMATION

Item 5.   Other Information                                          10

Item 6.   Exhibits and Reports on Form 8-K                           10

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CADE INDUSTRIES, INC.

                                             September 30,
                                                  1996      December 31,
                                              (Unaudited)      1995*
                                              -----------   -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $   835,501   $   187,485
  Trade accounts receivable                     5,070,400     4,670,698
  Inventories:
    Finished goods and work in progress         6,678,333     5,176,320
    Materials and supplies                      3,746,442     2,741,815
                                              -----------   -----------
                                               10,424,775     7,918,135


  Refundable federal income taxes                 294,500       362,000
  Deferred income taxes                           379,000       379,000
  Prepaid expenses and other current assets       183,310       136,105
                                              -----------   -----------

            TOTAL CURRENT ASSETS               17,187,486    13,653,423

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                           500,864       500,864
  Buildings                                     4,350,818     4,330,657
  Machinery and equipment                       9,573,185     9,116,644
  Tooling                                      11,040,195    10,512,553
                                              -----------   -----------
                                               25,465,062    24,460,718
  Less accumulated depreciation                10,342,245     8,701,719
                                              -----------   -----------

                                               15,122,817    15,758,999
INTANGIBLE AND OTHER ASSETS
  Goodwill                                      3,046,986     3,123,220
  Other assets                                    128,200       148,863
                                              -----------   -----------

                                                3,175,186     3,272,083
                                              -----------   -----------

                                              $35,485,489   $32,684,505
                                              ===========   ===========

CADE INDUSTRIES, INC.

                                                 September 30,
                                                     1996       December 31,
                                                  (Unaudited)       1995*
                                                  -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank                            $ 3,450,000   $ 1,300,000
  Current portion of long-term debt                 1,408,158     1,765,171
  Trade accounts payable                            2,446,278     1,685,313
  Employee compensation and amounts withheld          797,272       614,739
  Accrued expenses                                    732,068       963,747
  Accrued income taxes                                245,181       262,800
                                                  -----------   -----------

        TOTAL CURRENT LIABILITIES                   9,078,957     6,591,770


LONG-TERM DEBT                                      5,651,518     5,955,935

DEFERRED INCOME TAXES                                 477,000       477,000

SHAREHOLDERS' EQUITY
  Preferred Stock, 10% cumulative, non-voting,
    stated value $300 per share; authorized 500
    shares, none issued
  Common Stock, par value $.001 per share;
    authorized 100,000,000 shares, issued
    21,936,409 shares; outstanding 21,692,291
    shares                                             21,973        21,886
  Additional paid-in capital                        8,885,977     8,828,552
  Retained earnings                                11,716,975    11,063,804
                                                  -----------   -----------
                                                   20,624,925    19,914,242
  Less cost of Common Stock in treasury               346,911       254,442
                                                  -----------   -----------
                                                   20,278,014    19,659,800
                                                  -----------   -----------
                                                  $35,485,489   $32,684,505
                                                  ===========   ===========

* The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

 See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CADE INDUSTRIES, INC.

                                               Three Months Ended September 30,
                                                 --------------------------
                                                     1996          1995
                                                 -----------   ------------
Sales                                            $ 9,162,445   $  6,955,259

Operating expenses:
  Cost of sales                                    7,101,094      5,453,939
  Selling, general and administrative expenses     1,523,238      1,334,356
                                                 -----------   ------------
                                                   8,624,332      6,788,295
                                                 -----------   ------------

  INCOME FROM OPERATIONS                             538,113        166,964

Interest expense - net                               204,417        188,900
                                                 -----------   ------------

  INCOME (LOSS) BEFORE INCOME TAXES                  333,696        (21,936)

Income taxes (credit)                                 70,000        (47,000)
                                                 -----------   ------------

  NET INCOME                                     $   263,696   $     25,064
                                                 ===========   ============

  NET INCOME PER SHARE                           $      0.01   $       0.00
                                                 ===========   ============

Weighted average number of shares of
  common stock outstanding                        21,706,065     21,686,341

See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CADE INDUSTRIES, INC.

                                               Nine Months Ended September 30,
                                                 --------------------------
                                                    1996           1995
                                                 -----------   ------------
Sales                                            $23,942,508   $ 22,943,990

Operating expenses:
  Cost of sales                                   18,033,500     19,117,823
  Selling, general and administrative expenses     4,529,933      4,012,426
                                                 -----------   ------------
                                                  22,563,433     23,130,249
                                                 -----------   ------------

  INCOME (LOSS) FROM OPERATIONS                    1,379,075       (186,259)

Interest expense - net                               555,062        544,632
                                                 -----------   ------------

  INCOME (LOSS) BEFORE INCOME TAXES                  824,013       (730,891)

Income taxes (credit)                                169,000       (340,000)
                                                 -----------   ------------

  NET INCOME (LOSS)                              $   655,013   $   (390,891)
                                                 ===========   ============

  NET INCOME (LOSS) PER SHARE                    $      0.03   $      (0.02)
                                                 ===========   ============

Weighted average number of shares of
  common stock outstanding                        21,693,879     21,683,140

See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CADE INDUSTRIES, INC.

                                                    Nine Months Ended
                                                       September 30,
                                                --------------------------
                                                   1996           1995
                                                -----------    -----------
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES                            $   202,685    $   488,491

INVESTING ACTIVITIES
  Additions to property, plant and equipment     (1,008,282)    (1,191,820)
  Increase in other assets                                        (101,624)
                                                -----------    -----------
                                                 (1,008,282)    (1,293,444)

FINANCING ACTIVITIES
  Increase (decrease) in note payable to bank     2,150,000     (1,543,018)
  Payments and refinancing of long-term debt       (661,430)     2,328,142
  Exercise of stock options                          57,512
  Purchase of common stock for treasury             (92,469)
  Other                                                              3,683
                                                -----------    -----------
                                                  1,453,613        788,807
                                                -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       648,016        (16,146)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                 187,485         71,537
                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                 $   835,501    $    55,391
                                                ===========    ===========

See notes to condensed financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              CADE INDUSTRIES, INC.

                               SEPTEMBER 30, 1996

NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 1996 and 1995, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary (consisting only of normal recurring accruals) for a fair presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - PRIOR YEAR SPECIAL CHARGE TO OPERATIONS

1995 nine month operations includes a special pre-tax charge of $1,130,000 to write-off certain costs at the Company's Cade Composites, Inc. subsidiary associated with work-in-progress, non-recurring engineering charges, contract termination costs, tooling investments, prototype development costs and accounts receivable charges. The provision was based on the Company's review of development costs and related project investments and its best estimate of matching such costs against future revenue.

            PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              CADE INDUSTRIES, INC.
                              RESULTS OF OPERATIONS

SALES

The Company's net sales of $9,162,000 in the third quarter of 1996 represented an increase of 31.7% or $2,207,000 from the same quarter of 1995, while net sales of $23,944,000 for the nine months ended September 30, 1996 represented an increase of $999,000 or 4.4% compared to the same nine month period of the prior year. The higher sales for the third quarter primarily reflect timing differences in delivery requirements of test nacelle products, increased sales of overhaul and repair services and increased shipments of gas turbine engine component units, primarily engine cases. The higher sales for the 1996 nine month period result primarily from the increased sales of both overhaul and repair services and gas turbine engine components. The increases for both the 1996 third quarter and nine month periods were partially offset by lower sales of military components due to the completion of a government contract in 1995 and delays in military first article approvals in 1996.

Sales for 1996 are expected to increase over those of the prior year as a result of higher gas turbine engine and airframe component sales as well as increased test nacelle shipments and sales of repair and overhaul services. Period-to-period comparisons can be significantly impacted by the timing of shipments of test equipment and other ground support equipment which typically have selling prices ranging from $500,000 to $1.5 million. At September 30, 1996, the Company's backlog of orders was $34.1 million which included $13.2 million of scheduled orders under long-term agreements.

COST OF SALES

Cost of sales for the third quarter of 1996 increased $1,647,000 or 30.2% from the same quarter of 1995 and for the nine months ended September 30, 1996 decreased $1,084,000 or 5.7% from the comparable period in 1995. The increase for the quarter was primarily due to the higher sales in 1996. Other factors affecting cost of sales for the quarter were increases in certain manufacturing overhead costs, offset in part by increased sales of products with higher profit margins, mainly gas turbine engine components and commercial overhaul and repair services. The decrease in cost of sales for the 1996 nine month period results primarily from the inclusion in the 1995 amount of a $960,000 special charge and the increase in 1996 of product sales with higher profit margins. The 1995 special charge resulted from the write-off of certain costs at the Company's Cade Composites subsidiary associated with work-in-progress, non-recurring engineering charges, contract termination costs, tooling investments, and prototype development costs. Excluding the 1995 special charge, cost of sales for the 1996 year-to-date period decreased $124,000 or 0.7% on higher sales.

Cost of sales as a percentage of sales was 77.5% and 78.4% for the 1996 and 1995 third quarters, respectively, and for the nine months ended September 30, 1996 and 1995 was 75.3% and 83.3%, respectively. Excluding the effect of the 1995 special charge, cost of sales as a percentage of sales was 79.1% for the 1995 nine month period. The increased sales of gas turbine engine components and commercial overhaul and repair services combined with decreased sales of certain military aircraft components resulted in significantly lower material, but slightly higher labor costs. Partially offsetting this significant reduction in the material cost percentage was a change during the quarter from customer-supplied to direct purchase of certain gas turbine engine cases. In addition, manufacturing overhead expenses for the 1996 periods were unfavorably impacted by increases in premium labor costs, tooling repair costs and certain other indirect costs. The 31.7% increase in third quarter sales served as a partial offset to the increased overhead percentage as fixed manufacturing overhead costs were spread over a larger sales base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("administrative expenses") as a percent of net sales were 16.6% and 19.2% for the third quarter of 1996 and 1995, respectively, and 18.9% and 17.5% for the nine months ended September 30, 1996 and 1995, respectively. Actual amounts expended increased by $189,000 from the third quarter of 1995 to the same quarter of 1996 and by $518,000 from the nine months ended September 30, 1995 to the same period in 1996.

Factors contributing to the higher administrative expenses in both 1996 periods were increased marketing costs, commission expense, professional and consulting fees, administrative staff, and travel related costs incurred to support the expected sales increases for 1996. Sales commissions were $37,000 higher in the 1996 third quarter as compared to the same quarter in 1995 and $109,000 higher for the nine months ended September 30, 1996 compared to the same period in 1995. Sales commission expenditures are directly related to the sales mix of products and/or customers involved in the periods presented. The increased sales commissions for the 1996 periods resulted primarily from greater repair and overhaul sales subject to commission payments.

NET INTEREST EXPENSE

Net interest expense as a percent of sales was 2.2% and 2.7% for the 1996 and 1995 third quarters, respectively, and was 2.3% and 2.4% of sales for the nine months ended September 30, 1996 and 1995, respectively. Actual net interest expense was relatively unchanged for both the three and nine month periods.

INCOME TAX EXPENSE

Income taxes were $70,000 or 0.8% of sales in the 1996 third quarter compared to a negative expense of ($47,000) or (0.7%) of sales for the same quarter of 1995. Income taxes were $169,000 or 0.7% of sales for the nine months ended September 30, 1996, compared to a negative expense of ($340,000) or (1.5%) of sales (positive expense of $43,000 or 0.2% of sales excluding the special charge) for the comparable period of 1995. The effective tax rate is lower than the statutory rate due to utilization of net operating loss carryforwards at the Company's H.A.C. subsidiary and the lower tax rate of the Company's foreign sales corporation.

NET INCOME

Net income of $264,000 in the 1996 third quarter represents an increase in after-tax earnings of $239,000 from the 1995 third quarter. Net income of $655,000 for the first nine months of 1996 represents an increase in after-tax earnings of $1,046,000 ($299,000 excluding the special charge) from the comparable period of 1995. Factors contributing to these changes were discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has met its working capital and longer term capital needs through short and long-term bank debt and leasing arrangements on certain items of capital equipment.

Capital has principally been used to fund the Company's inventory, accounts receivable, business development and capital expenditure programs. Management expects to continue its present level of investment in inventory to support the higher sales volume expected in the remainder of 1996 and through 1997. Investments in production technology, tooling and equipment for improved manufacturing efficiency and quality enhancement are expected to continue at present levels. The Company will also continue to seek acquisition opportunities to expand and/or diversify its markets.

The Company maintains a $5,000,000 unsecured credit line with a bank, $1,550,000 of which was available at September 30, 1996. The Company also has outstanding approximately $4,004,000 of secured term debt, $195,000 of tax-exempt bonds and $2,861,000 of subordinated notes.

Management believes that expected increased revenues and continued emphasis on working capital management will lead to improved cash flow from operations. As a result, the Company's cash flow from operations and its current credit facilities are believed to be adequate to finance its current operations and capital expenditure requirements at present and forecasted levels.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Company's officers may, when appropriate make public statements that contain forward looking information as to the Company's sales and earnings. Forward looking information is subject to risks and uncertainties that may significantly impact expected results. The Company's outlook is based largely on its interpretation of current order levels and trends and assumption as to trends in the air transport and aircraft industries. Certain of the Company's backlog of orders are subject to cancellation, reduction or extended delivery. The air transport and aircraft industries have historically been subject to significant cyclical fluctuations and are influenced by factors such as the general state of the economy, fuel prices, governmental regulation, competition, and the level of military spending. In addition, the Company's results are subject to pricing competition, the willingness of the airlines and aircraft manufacturers to out source work for their manufactured components and repairs, foreign currency fluctuations with respect of international sales, and the Company's success in the development, manufacture and marketing of composites products for other industries and uses.

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

November 11, 1996

                                       By   /s/ Edward B. Stephens
                                            -------------------------------
                                            Edward B. Stephens
                                            Vice President, Treasurer and
                                            Chief Financial Officer

                              CADE INDUSTRIES, INC.

                                      * * *

                                  EXHIBIT INDEX

                                       TO

               QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                               SEPTEMBER 30, 1996

EXHIBIT                              INCORPORATED HEREIN             FILED
NUMBER   DESCRIPTION                   BY REFERENCE TO:             HEREWITH
------   -----------                 -------------------            --------
27       Financial Data
         Schedule                                                       X