Form 10-K405
period 1996-12-31
CADE INDUSTRIES INC
filed 1997-03-31
CIK 356211

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number: 0-12808

                              Cade Industries, Inc.
             (Exact name of registrant as specified in its charter)

        Wisconsin                                                  39-1371038
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

                 5640 Enterprise Drive, Lansing, Michigan 48911
               (Address of principal executive offices)(Zip Code)

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of February 24, 1997, 21,737,604 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $1.50 closing price on that date in the Nasdaq National Market) held by nonaffiliates (excludes shares reported as beneficially owned by directors and executive officers which exclusion does not constitute an admission as to affiliate status) was approximately $24,071,804.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                     Part of Form 10-K Into Which Portions of
      Document                                                               Document are Incorporated
      --------                                                               -------------------------
Annual Report to Shareholders for the fiscal year ended
      December 31, 1996                                                              Part II
Proxy Statement for 1997 Annual Meeting of Shareholders                              Part III

                                     PART I

ITEM 1. BUSINESS.

General

      Cade Industries, Inc. (the "Company" or "Cade") conducts its operations through three operating subsidiaries, Auto-Air Composites, Inc. ("Auto-Air"), Cade Composites, Inc. ("CCI") and H.A.C. Corporation ("HAC").

      Cade was incorporated in 1981 and initially was engaged in precision machining of cast parts for the aircraft industry through its former Precision Machining Division located in Marinette, Wisconsin, which was sold in June 1989. The Company acquired Auto-Air in 1984 and the business that now is conducted by CCI in 1988. On November 30, 1994, the Company acquired Pollux Corporation which, through its wholly-owned HAC subsidiary, manufactures and overhauls bonded structures and composite parts for military and commercial aircraft. The Company has included the acquisition in its consolidated financial statements since December 1994.

Products

      Cade is engaged in the design, manufacture and repair and overhaul of high technology composite components for the aerospace, air transport and specialty industries. Composite materials are physical combinations of two or more constituents. One of the materials, typically a fiber or particle such as epoxy glass, graphite, polyamide glass or epoxy kevlar, is placed or dispersed within the other constituent, called the matrix. The composite material formed by the combination of constituents must have attributes which are superior to either one of the constituent materials. Composite materials may be classified as structural or non-structural dependent upon their application. These materials are molded and cured at high temperatures under pressure or vacuum. The high strength and low weight of composite materials makes them especially well suited for aerospace and other applications where weight is a critical factor.


      Cade's primary products include molded and bonded composite jet engine components consisting of engine inlets, acoustical liners, fairings, auxiliary power unit enclosures and engine cases ("Gas Turbine Products"); metal fabricated and bonded composite airframe components consisting of various control surface products, access doors, wing tips and interior structures ("Airframe Products"); the repair and overhaul of commercial and military airframe components, commercial gas turbine engine components and flight nacelle structures ("Repair and Overhaul Services"); and test nacelles used in the ground testing and overhaul of commercial jet engines and related ground support equipment ("Test Equipment"). These products are sold worldwide through the Company's internal sales force and independent sales representatives to major engine equipment manufacturers, airlines and overhaul facilities. For 1996, 1995 and 1994, sales of Gas Turbine Products, Airframe Products, Repair and Overhaul Services and Test Equipment as a percentage of total sales were as follows:

                                Percentage of Total Net Sales
                                -----------------------------
                                   Year Ended December 31,
                                   -----------------------
                                   1996      1995       1994
                                   ----      ----       ----
Gas Turbine Products              29.4%      25.7%     35.8%

Airframe Products                 20.9%      24.8%     11.1%

Repair and Overhaul Services      27.2%      24.2%      7.2%

Test Equipment                    19.2%      20.7%     35.3%
                                  -----      -----     -----

     Total                        96.7%      95.4%     89.4%
                                  =====      =====     =====


      Through Auto-Air and HAC, Cade operates repair stations under Federal Aviation Administration ("FAA") licenses. The repair stations are authorized to repair and overhaul certain gas turbine engine products and other components, sheet metal and composite flight control surfaces, skin panels, bonded honeycomb panels, cargo doors and engine cowls. In addition to FAA certification, Auto-Air and HAC have also been certified by the European Joint Airworthiness Authority ("JAA") to repair specific aircraft parts on certain types of aircraft subject to JAA jurisdiction. Although some nations require approval from their own aviation authorities before Auto-Air and HAC are authorized to repair parts on aircraft subject to their jurisdiction, FAA and JAA certification enable Auto-Air and HAC to repair parts on aircraft subject to the jurisdiction of most foreign countries. HAC has also received repair approval from the Civil Aviation Authority of China.

Raw Materials

      The principal raw materials used in Cade's manufacturing processes consist of epoxy glass, polyamide glass, epoxy kevlar, graphite BMI and aluminum honeycomb. Although none of these materials currently is in short supply, the Company has experienced increased order lead times in certain cases during the past year, which management attributes to the desire of suppliers to minimize inventory as well as the increased overall demand. These raw materials are purchased from multiple suppliers located in the United States. International sources are also available. Certain customers require that purchases be made from one or more approved suppliers or that the Company certify the material specifications in its in-house laboratories. Cade has never experienced a shortage of raw materials as a result of such supplier or material specifications restrictions.

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

Marketing and Competition

      The Company's products are marketed primarily through its internal sales force and independent sales representatives. The majority of Cade's sales are made through individual purchase orders, as well as long-term agreements, which are cancelable by customers, subject to cancellation charges to cover certain manufacturing costs and related expenses. In addition, approximately 10.9% of Cade's total net sales during fiscal 1996 was attributable to government contracts which are subject to termination or renegotiation at the option of the U.S. Government. Historically, terminations and renegotiations of government contracts have not materially impacted the Company's earnings.

      During the fiscal years ended December 31, 1996 and 1995, sales to the Pratt & Whitney unit of United Technologies Corporation ("Pratt & Whitney") accounted for approximately 24.6% and 19.7% of total net sales, respectively. For the fiscal years ended December 31, 1996, 1995 and 1994, the Company's export sales as a percentage of total net sales were 17.3%, 23.1% and 18.2%, respectively.

      Cade competes in its manufacturing operations primarily on the basis of its design capability, precise quality standards, prompt delivery and price. Management believes that certain of the Company's competitors have adequate expertise in the use of composites to meet customers' quality standards and, as to such competitors, Cade competes primarily on the basis of price. Some of the Company's manufacturing competitors, including customer-affiliated manufacturing units, are larger and have substantially greater resources than Cade. Efforts by the industry's original equipment manufacturers ("OEMs") to reduce the number of their suppliers have led to a consolidation among suppliers. The Company believes that it will benefit from the consolidation and from increased OEM outsourcing.

      Cade believes it is one of only two manufacturers licensed to design and build test nacelle and related ground support equipment for large commercial jet engines. In addition, Cade believes it is one of only a limited number of suppliers for certain composite jet engine and air frame components whose manufacturing processes have been approved by the relevant engine manufacturer or other prime contractor. Such approval certifies that the Company has been audited by the prime contractor and meets or exceeds such contractor's process, quality control and material specifications.

      Cade competes in its repair and overhaul operations primarily on the basis of its expertise and ability to provide short turn times within the industry's stringent quality specifications and customers' pricing requirements. The Company's competitors for repair and overhaul services include substantially all commercial airlines and many large and small independent suppliers, many of which are larger and have substantially greater resources than Cade. The market for composite engine and airframe component overhaul and repair is fragmented with many small participants and several large, independent participants, the largest of which is the NORDAM Group.

Backlog

      The Company's backlog includes both "firm" orders supported by customer purchase orders with fixed delivery dates and "blanket" purchase orders against which customers issue production releases covering relatively short time periods ("LTAs"). At December 31, 1996, the Company's backlog of orders was $34.8 million ($22.8 million at December 31, 1995), which included $14.9 million ($10.0 million in 1995) of scheduled orders under LTAs. Of the total year-end backlog, the Company expects to ship $30.7 million in 1997. The Company's order backlog is subject to customer rights of cancellation or rescheduling, although in certain cases the Company would be entitled to receive termination payments. Overhaul and repair services typically involve short lead times and thus are underrepresented in backlog numbers.

Employees

      Cade has approximately 363 employees, of which 20 are employed in design and design-related services; 242 are employed in manufacturing, repair and quality control; and 101 are employed in administration (management, sales and clerical). Approximately 26.2% of these employees are represented by a union.

ITEM 2. PROPERTIES.

       The Company's owned and leased facilities are designed and constructed for industrial purposes and are located in industrial districts. Each facility is well maintained, suitable for the Company's purposes, and effectively utilized. The table below sets forth certain information about the Company's principal facilities.

                             Square          Owned                                       Principal
Address                       Feet           or Leased         Description               Activity
-------                       ----           ---------         -----------               --------
5640 Enterprise Drive        54,000          Owned             1 and 2 story             Composite
Lansing, MI                                                    brick building            manufacturing
                                                               in industrial park

537 Camden Drive             53,000          Owned             1 and 2 story             Manufacturing;
Grand Prairie, Texas                                           metal building            repair and overhaul
                                                               in industrial area

4075 Ruffin Road             44,000          Leased (1)        1 story reinforced        Manufacturing
San Diego, CA                                                  concrete building in
                                                               industrial area

5720 Enterprise Drive        27,500          Owned             1 story brick             Composite
Lansing, MI                                                    building in               manufacturing
                                                               industrial park

---------------------------
(1)  Lease expires January 31, 1999.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      Executive officers of Cade are elected by the Board of Directors to serve until their successors are elected and qualified. The following table sets forth certain information about Cade's executive officers:

NAME (AGE)                BUSINESS EXPERIENCE
Terrell L. Ruhlman (70)            Chairman of the Board and Chief Executive
                                   Officer of the Company since April 1990;
                                   Member of the Company's Audit and Strategic
                                   Planning Committees; Chairman of the
                                   Executive Committee of the Company from May
                                   1989 to April 1990; consultant to and
                                   director of Sonitrol Corporation
                                   (manufacturer of electronic security systems)
                                   from 1983 to 1992; director of EI
                                   Environmental Engineering Concepts Ltd.
                                   (manufacturer of industrial misting systems).

Richard A. Lund (45)               President and Chief Operating Officer of the
                                   Company since May 1990; Director of the
                                   Company since January 1991; Member of the
                                   Company's Strategic Planning Committee; Chief
                                   Executive Officer of Auto-Air; President of
                                   Auto-Air from 1988 through 1994.

Edward B. Stephens (49)            Vice President, Treasurer, Assistant
                                   Secretary and Chief Financial Officer of the
                                   Company since July 1989; Member of the
                                   Company's Strategic Planning Committee.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Information in response to this item is incorporated herein by reference to the information under the caption "Selected Financial Highlights - Market Prices" in the Company's 1996 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

      Information in response to this item is incorporated herein by reference to the information under the caption "Selected Financial Highlights" in the Company's 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      Information in response to this item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders.

      The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders. Forward-looking statements are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In connection with these "safe harbor" provisions, the Company identifies important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

      Forward-looking information regarding the Company is subject to risks and uncertainties that may significantly impact expected results. The Company's outlook is based largely on its interpretation of current order levels and trends and assumptions as to trends in the air transport and aircraft industries. Certain of the Company's backlog of orders are subject to cancellation, reduction or extended delivery. The air transport and aircraft industries have historically been subject to significant cyclical fluctuations and are influenced by factors such as the general state of the economy, fuel prices, governmental regulation, competition, and the level of military spending. In addition, the Company's results are subject to pricing competition, the willingness of the airlines and aircraft manufacturers to out source work for their composite components and repairs, foreign currency fluctuations with respect of international sales, and the Company's success in the development, manufacture and marketing of composites products for other industries and uses.

      Developments in any of these areas, which are more fully described elsewhere in Item 1 -- Business and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 4 through 6 of the Company's 1996 Annual Report to Shareholders, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

      The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Information in response to this item is incorporated herein by reference to "Independent Auditors' Report," "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" in the Company's 1996 Annual Report to Shareholders.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information in response to this item is incorporated herein by reference to (i) the information under the caption "Election of Directors" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders ("Cade 1997 Proxy Statement") and (ii) the information under the caption "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

      Information in response to this item is incorporated herein by reference to the information under the caption "Executive Compensation" in the Cade 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information in response to this item is incorporated herein by reference to the information under the caption "Principal Security Holders and Security Holdings of Management" in the Cade 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information in response to this item is incorporated herein by reference to the information under the caption "Election of Directors - Compensation of Directors" in the Cade 1997 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   Documents filed:

            1.    Financial statements.

                  The financial statements required to be filed by Item 8 hereof have been incorporated by reference to the Registrant's 1996 Annual Report to Shareholders and consist of the following:

                        Consolidated Balance Sheets as of December 31, 1996 and 1995.

                        Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

                        Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

                        Consolidated Statements of Changes in Shareholders' Equity for the three year period ended December 31, 1996.

                        Notes to Consolidated Financial Statements.

                        Independent Auditors' Report.

            2.    Financial statement schedules.

                  The following financial statement schedules are included in
                  Item 14(d) hereof:

                  Independent Auditors' Report on Consolidated Financial Statement Schedule

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

      (b)   Reports on Form 8-K:

            No Current Reports on Form 8-K were filed during the last quarter of 1996.

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

      (d)   Financial Statement Schedules:

                        [DELOITTE & TOUCHE LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Cade Industries, Inc. and Subsidiaries
Lansing, Michigan

We have audited the consolidated financial statements of Cade Industries, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995, and for each of the years then ended, and have issued our report thereon dated February 19, 1997. The consolidated financial statements of the Company for the year ended December 31, 1994 were audited by other auditors whose report, dated February 13, 1995 expressed an unqualified opinion on those statements. Such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference.

Our audit also included the consolidated financial statement schedule of Cade Industries, Inc. and Subsidiaries, listed in Item 14 as of and for the two years ended December 31, 1996. The consolidated financial statement schedule as of and for the year ended December 31, 1994 was audited by other auditors whose report, dated February 13, 1995, expressed an unqualified opinion on the schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
----------------------------

February 19, 1997
Lansing, Michigan
                                        10

                              CADE INDUSTRIES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

---------------------------------------------------------------------------------------------------------------------------

  COL. A                                COL. B                     COL. C                      COL. D             COL. E
---------------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                     ------------------------------------

                                       Balance at    Charged to Costs   Charged to                              Balance
                                       Beginning of  and Expenses       Other Accounts-      Deductions-        at End
DESCRIPTION                            Period                           Describe             Describe           of Period
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
  Reserves and allowances
  deducted from asset accounts:
    Valuation allowances:
      Inventory                       $  947,888                                            $  146,860(1)       $  801,028
      Deferred income taxes              640,000                                                30,000(2)          610,000
      Other                              154,766       $   32,522                                                  187,288
    Amortization allowances:
       Goodwill                          536,219          108,851                                                  645,070
       Other                             300,206           33,592                                                  333,798
                                      ----------       ----------                           ----------          ----------
                                      $2,579,079       $  174,965                           $  176,860          $2,577,184
                                      ==========       ==========                           ==========          ==========

Year ended December 31, 1995:
  Reserves and allowances
  deducted from asset accounts:
    Valuation allowances:
      Inventory                       $  461,627       $   56,261       $  430,000(3)                           $  947,888
      Deferred income taxes              536,000                           104,000(3)                              640,000
      Other                              135,619           24,466                           $    5,319(4)          154,766
    Amortization allowances:
       Goodwill                          444,898           91,321                                                  536,219
       Other                             253,588           46,618                                                  300,206
                                      ----------       ----------       ----------          ----------          ----------
                                      $1,831,732       $  218,666       $  534,000          $    5,319          $2,579,079
                                      ==========       ==========       ==========          ==========          ==========
Year ended December 31, 1994:
  Reserves and allowances
  deducted from asset accounts:
    Valuation allowances:
      Inventory                                        $   13,678       $  447,949(3)                           $  461,627
      Deferred income taxes                                                536,000(3)                              536,000
      Other                           $   10,619                           125,000(3)                              135,619
    Amortization allowances:
       Goodwill                          400,015           44,883                                                  444,898
       Other                             193,550           60,038                                                  253,588
                                      ----------       ----------       ----------                              ----------
                                      $  604,184       $  118,599       $1,108,949                              $1,831,732
                                      ==========       ==========       ==========                              ==========

(1)   Sale of reserved inventory.
(2)   Adjustments to valuation allowance from Internal Revenue Service review.
(3) Valuation allowances recorded via purchase accounting for acquisition of Pollux Corporation.
(4)   Uncollectible accounts written-off, net of recoveries.

ERNST & YOUNG LLP             Suite 1700                      Phone 313 596 7100
                              500 Woodward Avenue
                              Detroit, Michigan  48226-3426






                         Report of Independent Auditors


Shareholders and Board of Directors
Cade Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows of Cade Industries, Inc. and Subsidiaries for the year ended December 31, 1994. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and cash flows of Cade Industries, Inc. and Subsidiaries for the year ended December 31, 1994. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements referred to above taken as a whole, presents fairly in all material respects, the information set forth therein for the year ended December 31, 1994.


                                          /s/ Ernst & Young LLP


February 13, 1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADE INDUSTRIES, INC.

By  /s/ Terrell L. Ruhlman                                Dated   March 27        , 1997
  ----------------------------------                            ------------------
  Terrell L. Ruhlman, Chairman of
  the Board, Chief Executive Officer
  and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                       Title                                        Date
         ---------                       -----                                        ----
 /s/ Molly F. Cade                      Director                                March 27, 1997
--------------------------------
Molly F. Cade


 /s/ Conrad G. Goodkind                 Director                                March 27, 1997
-------------------------------
Conrad G. Goodkind


 /s/ William T. Gross                   Director                                March 27, 1997
-------------------------------
William T. Gross


 /s/ Richard A. Lund                    President, Chief Operating Officer      March 27, 1997
------------------------                and Director
Richard A. Lund


 /s/ Terrell L. Ruhlman                 Chairman of the Board and               March 27, 1997
-------------------------------         Chief Executive Officer
Terrell L. Ruhlman                      (principal executive officer)


 /s/ John W. Sandford                   Director                                March 27, 1997
-------------------------------
John W. Sandford


 /s/ Steven M. Tadler                   Director                                March 27, 1997
-------------------------------
Steven M. Tadler


 /s/ Edward B. Stephens                 Vice President, Treasurer               March 27, 1997
-------------------------------         and Chief Financial Officer
Edward B. Stephens                      (principal financial and
                                        accounting officer)


                              CADE INDUSTRIES, INC.

                      Exhibit Index to Report on Form 10-K
                   for the fiscal year ended December 31, 1996

Exhibit                                              Incorporated herein                             Filed
  No.    Description                                 by reference to:                                Herewith
-------  -----------                                 --------------------                            --------
2.1      Agreement and Plan of Merger by and         Exhibit 2.1 to the Registrant's Form S-4
         among Cade Industries, Inc., Pollux         Registration Statement dated October
         Acquisition Corporation, Pollux             28, 1994, Registration No. 33-83130
         Corporation and H.A.C. Corporation          ("1994 S-4")
         dated as of May 24, 1994 ("Agreement
         and Plan of Merger")

2.2      Amendment No. 1 to Agreement and            Exhibit 2.2 to Registrant's 1994 S-4
         Plan of Merger

3.1      Articles of Incorporation, as amended       Exhibit 4.1 to the Registrant's Form S-8
                                                     Registration Statement dated November 10,
                                                     10, 1990, Registration No. 33-37911
                                                     ("1990 S-8")

3.2      By-Laws, as amended                         Exhibit 3.2 to Registrant's Annual Report
                                                     on Form 10-K for the year ended December
                                                     31, 1992

4.1      Articles IV, V and VIII of the              Exhibit 4.1 to Registrant's 1990 S-8
         Registrant's Articles of
         Incorporation, as amended

4.2      Amended and Restated Revolving Credit       Exhibit 4.2 to Registrant's Annual Report on
         and Term Loan Agreement dated as of         Form 10-K for the year ended December 31,
         January 30, 1995, and First Amendment       1994 ("1994 10-K")
         thereto dated March 3, 1995

4.3      Amendment No. 2 to Amended and Restated     Exhibit 4.3 to Registrant's Form 10-K
         Revolving Credit and Term Loan Agreement    for the year ended December 31, 1995
         dated as of June 1, 1995 by and between     ("1995 10-K")
         the Registrant and Comerica Bank

4.4      Third Amendment to Amended and Restated     Exhibit 4.1 to Registrant's
         Revolving Credit and Term Loan Agreement    Form 10-Q for the quarter ended
         dated as of September 29, 1995 by and       September 30, 1995
         between the Registrant and Comerica Bank

4.5      Fourth Amendment to Amended and             Exhibit 4.1 to Registrant's Form 10-Q
         Restated Revolving Credit and Term          for the quarter ended June 30, 1996
         Loan Agreement dated September 29, 1995
         by and between Cade Industries, Inc.,
         and Comerica Bank

4.6      Fifth Amendment to Amended and                                                              X
         Restated Revolving Credit and Term
         Loan Agreement dated February 19, 1997


Exhibit                                              Incorporated herein                             Filed
  No.    Description                                 by reference to:                                Herewith
-------  -----------                                 --------------------                            --------
         by and between Cade Industries, Inc.,
         and Comerica Bank

4.7      Loan Agreement dated as of                  Exhibit 4.2 to Registrant's
         September 1, 1990 between                   Form 10-Q for the quarter ended
         the Economic Development                    September 30, 1990
         Corporation of the City of
         Lansing and Auto-Air Composites,
         Inc.

4.8      Reimbursement Agreement                     Exhibit 4.2 to Registrant's
         dated as of September 1, 1990               Form 10-Q for the quarter ended
         between Auto-Air Composites, Inc.           September 30, 1990
         and Comerica Bank, as successor to
         Manufacturers National
         Bank of Detroit

4.9      Amended and Restated Security               Exhibit 4.5 to Registrant's 1994 10-K
         Agreement dated as of January 30,
         1995, between Comerica Bank and
         the Registrant

4.10     Amended and Restated Guaranty               Exhibit 4.6 to Registrant's 1994 10-K
         dated as of January 30, 1995,
         between Comerica Bank and
         Auto-Air Composites, Inc.

4.11     Amended and Restated Security               Exhibit 4.7 to Registrant's 1994 10-K
         Agreement dated as of January 30,
         1995, between Comerica Bank and
         Auto-Air Composites, Inc.

4.12     Amended and Restated Guaranty               Exhibit 4.8 to Registrant's 1994 10-K
         dated as of January 30, 1995,
         between Comerica Bank and
         Cade Composites, Inc.

4.13     Amended and Restated Security               Exhibit 4.9 to Registrant's 1994 10-K
         Agreement dated as of January 30,
         1995, between Comerica Bank and
         Cade Composites, Inc.

4.14     Guaranty dated as of                        Exhibit 4.10 to Registrant's 1994 10-K
         January 30, 1995, between
         Comerica Bank and Cade Commercial
         Composites, Inc.

4.15     Guaranty dated as of                        Exhibit 4.11 to Registrant's 1994 10-K
         December 1, 1994, between Comerica
         Bank and Pollux Acquisition
         Corporation

Exhibit                                              Incorporated herein                             Filed
  No.    Description                                 by reference to:                                Herewith
-------  -----------                                 --------------------                            --------
4.16     Guaranty dated as of                        Exhibit 4.12 to Registrant's 1994 10-K
         December 1, 1994, between Comerica
         Bank and H.A.C. Corporation

4.17     Form of 6% Subordinated Notes issued        Exhibit 2.1 to Registrant's 1994
         in the initial aggregate principal          S-4
         amount of $2,861,040


10.1     I.A.M. National Pension Benefit             Exhibit 19.4 to Registrant's
         Fund, benefit plan B standard               Form 10-Q for the quarter ended
         participation agreement                     June 30, 1986

10.2     Sublease dated March 29, 1991 and First     Exhibit 10.15 to Registrant's Annual Report
         Amendment to Sublease dated April 24,       on Form 10-K for the year ended December
         1991 between Cade Composites, Inc. and      31, 1991 ("1991 10-K")
         Scientific-Atlanta, Inc. for premises
         located at 4075 Ruffin Road,
         San Diego, CA

10.3*    Employee Agreement dated January            Exhibit 10.14 to Registrant's Form 10-Q
         29, 1991 with Edward B. Stephens            for the quarter ended March 31, 1991

10.4*    Nonstatutory Stock Option Agreement         Exhibit 10.7 to Registrant's 1994 10-K
         for the Benefit of Terrell L. Ruhlman

10.5*    Amendment to Employment Agreement           Exhibit 10.7 to Registrant's 1995 10-K
         between Richard Gribbins and the
         Registrant dated May 11, 1995

10.6*    Employment Agreement between Richard        Exhibit 10.8 to Registrant's 1995 10-K
         A. Lund and the Registrant dated
         May 2, 1995

10.7     Collective Bargaining Agreement effective   Exhibit 10.10 to Registrant's 1995 10-K
         March 15, 1995 between Auto-Air
         Composites, Inc. and Lodge No. 2184,
         International Association of Machinists

10.8*    Cade Industries, Inc. 1990                  Exhibit 10.10 to Registrant's 1989 10-K
         Nonqualified Stock Option Plan
         ("1990 Stock Option Plan")

10.9*    Amendment No. 1 to                          Exhibit 10.18 to Registrant's 1991 10-K
         1990 Stock Option Plan

10.10*   Cade Industries, Inc. 1994 Stock Option     Exhibit 10.13 to Registrant's 1994 10-K
         Plan ("Director Stock Option Plan")

10.11*   Form of Option Agreement under              Exhibit 10.14 to Registrant's 1994 10-K
         Director Stock Option Plan

Exhibit                                              Incorporated herein                             Filed
  No.    Description                                 by reference to:                                Herewith
-------  -----------                                 --------------------                            --------

13.1     Portions of 1996 Annual
         Report to Shareholders                                                                          X

21.1     Subsidiaries of the Registrant              Exhibit 21.1 to Registrant's 1995 10-K

23.1     Consent of Ernst & Young LLP to                                                                 X
         incorporation by reference

23.2     Consent of Deloitte & Touche LLP to                                                             X
         incorporation by reference

27       Financial Data Schedule                                                                         X


* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.