Form 10-Q
period 1997-03-31
CADE INDUSTRIES INC
filed 1997-05-14
CIK 356211

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended March 31, 1997

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

--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

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

            Common stock, $0.001 Par Value -- 21,676,304 shares as of
                                   May 8, 1997

                                      INDEX

                              CADE INDUSTRIES, INC.


                                                                    PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets                            1

     Condensed Consolidated Statements of
          Operations for the three months ended
         March 31, 1997 and 1996                                      3


     Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 1997
          and 1996                                                    4

     Note to Condensed Consolidated Financial
          Statements                                                  5


Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                             6

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of
            Security Holders                                          8

Item 5.   Other Information                                           8

Item 6.   Exhibits and Reports on Form 8-K                            9

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CADE INDUSTRIES, INC.

                                                   March 31,
                                                     1997           December 31,
                                                  (Unaudited)          1996*
                                                  -----------       -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $     7,842       $    21,606
  Trade accounts receivable                         6,416,914         6,585,905
  Inventories:
    Finished goods and work in progress             7,087,452         5,866,912
    Materials and supplies                          4,126,174         4,046,858
                                                  -----------       -----------
                                                   11,213,626         9,913,770

  Deferred income taxes                               445,000           445,000
  Prepaid expenses and other current assets           209,490           180,279
                                                  -----------       -----------

            TOTAL CURRENT ASSETS                   18,292,872        17,146,560

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                               509,864           500,864
  Buildings                                         4,878,182         4,356,455
  Machinery and equipment                          10,183,054         9,910,080
  Tooling                                          11,573,451        11,395,706
                                                  -----------       -----------
                                                   27,144,551        26,163,105
  Less accumulated depreciation                    11,940,833        11,157,024
                                                  -----------       -----------

                                                   15,203,718        15,006,081
INTANGIBLE AND OTHER ASSETS
  Goodwill                                          2,987,386         3,014,369
  Other assets                                        130,735           137,430
                                                  -----------       -----------

                                                    3,118,121         3,151,799
                                                  -----------       -----------

                                                  $36,614,711       $35,304,440
                                                  ===========       ===========

CADE INDUSTRIES, INC.

                                                       March 31,
                                                         1997           December 31,
                                                      (Unaudited)          1996*
                                                      -----------       ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank                                $ 2,345,000       $ 3,010,000
  Current portion of long-term debt                     1,544,000         1,558,220
  Trade accounts payable                                3,814,960         2,888,283
  Employee compensation and amounts withheld            1,000,185         1,013,108
  Accrued expenses                                        762,897           552,097
  Accrued income taxes                                    271,106           126,216
                                                      -----------       -----------

        TOTAL CURRENT LIABILITIES                       9,738,148         9,147,924


LONG-TERM DEBT                                          5,055,560         4,839,181

DEFERRED INCOME TAXES                                     634,000           634,000

SHAREHOLDERS' EQUITY
  Preferred Stock, 10% cumulative, non-voting,
    stated value $300 per share; authorized 500
    shares, none issued
  Common Stock, par value $.001 per share;
    authorized 100,000,000 shares, issued
    21,977,859 shares; outstanding 21,717,604
    shares                                                 21,978            21,973
  Additional paid-in capital                            8,928,599         8,885,977
  Retained earnings                                    12,593,739        12,122,296
                                                      -----------       -----------
                                                       21,544,316        21,030,246
  Less cost of Common Stock in treasury                   357,313           346,911
                                                      -----------       -----------
                                                       21,187,003        20,683,335
                                                      -----------       -----------
                                                      $36,614,711       $35,304,440
                                                      ===========       ===========


* The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

 See note to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CADE INDUSTRIES, INC.

                                                      Three Months Ended March 31
                                                     -----------------------------
                                                         1997              1996
                                                     -----------       -----------
Sales                                                $12,355,557       $ 7,164,278

Operating expenses:
  Cost of sales                                        9,376,113         5,263,243
  Selling, general and administrative expenses         2,103,835         1,502,403
                                                     -----------       -----------
                                                      11,479,948         6,765,646
                                                     -----------       -----------

  INCOME FROM OPERATIONS                                 875,609           398,632

Interest expense - net                                   185,166           166,202
                                                     -----------       -----------

  INCOME BEFORE INCOME TAXES                             690,443           232,430

Income taxes                                             219,000            46,000
                                                     -----------       -----------

  NET INCOME                                         $   471,443       $   186,430
                                                     ===========       ===========

  NET INCOME PER SHARE                               $      0.02       $      0.01
                                                     ===========       ===========

Weighted average number of shares of
  common stock outstanding                            21,710,141        21,686,341

See note to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CADE INDUSTRIES, INC.

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                       1997             1996
                                                    ----------        ---------
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES                                $1,398,298        $  36,378

INVESTING ACTIVITIES
  Additions to property, plant and equipment          (981,446)        (407,780)

FINANCING ACTIVITIES
  Increase (decrease) in note payable to bank         (665,000)         500,000
  (Payments) of long-term debt - net of new
    borrowing proceeds                                 202,159         (289,598)
  Purchase of common stock for treasury                (35,325)
  Other                                                 67,550
                                                    ----------        ---------
                                                      (430,616)         210,402
                                                    ----------        ---------
DECREASE IN CASH AND CASH
  EQUIVALENTS                                          (13,764)        (161,000)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                     21,606          187,485
                                                    ----------        ---------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $    7,842        $  26,485
                                                    ==========        =========

See note to condensed financial statements.

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              CADE INDUSTRIES, INC.

                                 MARCH 31, 1997

NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements as of and for the three month periods ended March 31, 1997 and 1996, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary (consisting only of normal recurring accruals) for a fair presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

            PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              CADE INDUSTRIES, INC.
                              RESULTS OF OPERATIONS

SALES

The Company's net sales of $12,356,000 in the first quarter of 1997 increased 72.5% or $5,191,000 from the same quarter of 1996. The increase in sales for the 1997 quarter primarily reflects higher unit sales in all of the Company's core products (gas turbine engine and airframe components, repair and overhaul services and ground test equipment).

Sales for 1997 are expected to exceed those of the prior year as a result of continuing increases in all of the Company's core products. Quarter-to-quarter comparisons can be significantly impacted by the timing of shipments of test equipment and other ground support equipment. At March 31, 1997, the Company's backlog of orders was $40.2 million ($25.6 million at March 31, 1996), which included $13.5 million of scheduled orders under long-term agreements. Overhaul and repair orders are not reflected in the Company's order backlog due to their very short lead times.

COST OF SALES

Cost of sales for the first quarter of 1997 increased $4,113,000 or 78.1% from the same quarter of 1996. Cost of sales increased as a percent of sales to 75.9% in the first quarter of 1997 from 73.5% in the 1996 first quarter.

Material cost of sales as a percent of sales increased in the 1997 first quarter due primarily to increases in material content for certain gas turbine engine components as a result of changing from customer supplied material to purchased material, pass-through billing of purchased tooling, and changes in product mix, mainly increased sales of test cells and shipments to the military. Partially offsetting the increase in the material cost percentage were decreases in both labor and overhead costs as a percent of sales. The decrease in labor cost as a percent of sales resulted primarily from increased productivity, higher sales of products with lower labor content and lower average labor costs due to new hires in the workforce. Overhead cost of sales as a percent of sales decreased as a result of cost containment efforts, improved operational efficiency and the spreading of fixed manufacturing costs over a larger sales base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("administrative expenses") as a percent of sales decreased to 17.0% in the first quarter of 1997 from 21.0% in the same quarter of 1996. Actual amounts expended increased by $601,000 in the first quarter of 1997 from the 1996 first quarter. The increased administrative expenses largely reflect increased costs in support of the higher present and expected sales volumes including costs associated with marketing activities, personnel, administrative supplies and equipment maintenance contracts. In addition, the Company recorded costs related to new business development activities and higher business franchise taxes resulting from the significant increase in sales volume.

NET INTEREST EXPENSE

Net interest expense as a percent of sales was 1.5% and 2.3% for the first quarters of 1997 and 1996, respectively. Actual net interest expense increased slightly to $186,000. Line of credit usage increased in the first quarter of 1997, compared to the same quarter of 1996 to finance the additional working capital required to support the higher sales activity in the 1997 quarter. However, the effect of the increased borrowing was largely offset by lower overall interest rates as a result of borrowing at Eurodollar-based interest rates.

INCOME TAX EXPENSE

Income taxes were $219,000 or 1.8% of sales in the 1997 first quarter, compared to $46,000 or 0.6% for the same quarter of 1996. The effective tax rate is lower than the statutory rate due primarily to the lower tax rate of the Company's foreign sales corporation.

NET INCOME

Net income of $471,000 in the first quarter of 1997 represents an increase in after-tax earnings of $285,000 from the 1996 first quarter due to the factors discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has met its working capital and longer term capital needs through short and long-term bank debt and leasing arrangements on certain items of capital equipment.

Capital has principally been used to fund the Company's inventory, accounts receivable, business development and capital expenditure programs. Management expects to continue its present level of investment in inventory to support the higher sales volume expected throughout 1997. During the first quarter of 1997, the Company invested approximately $535,000 in additional manufacturing and warehousing capacity for its Auto-Air Composites subsidiary in order to meet increased production requirements. Other than this expansion in capacity, investments in production technology, tooling and equipment for improved manufacturing efficiency and quality enhancement are expected to continue at present levels. The Company will also continue to seek acquisition opportunities to expand and/or diversify its markets.

The Company maintains a $5,000,000 unsecured credit line with a bank, $2,655,000 of which was available at March 31, 1997. The Company also has outstanding approximately $4,356,000 of secured term debt, $98,000 of tax-exempt bonds and $2,146,000 of subordinated notes.

Management believes that expected increased revenues and continued emphasis on working capital management will continue to provide strong cash flow from operations. As a result, the Company's cash flow from operations and its current credit facilities are felt to be adequate to finance its current operations and capital expenditure requirements at present and forecasted levels.

Certain of the information contained in Item 2 is of a forward looking nature and is subject to various uncertainties. See Item 5.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders on May 6, 1997, shareholders elected the seven nominees for the Board of Directors. There was no solicitation in opposition to the nominees proposed in the Proxy Statement and there were no abstentions or broker nonvotes. The votes with respect to the nominees were as follows:

DIRECTOR NAME                       VOTES FOR                 VOTES WITHHELD
-------------                       ---------                 --------------
Molly F. Cade                       19,950,443                     63,105
Conrad G. Goodkind                  19,965,973                     47,575
William T. Gross                    19,957,873                     55,675
Richard A. Lund                     19,965,973                     47,575
Terrell L. Ruhlman                  19,962,873                     50,675
John W. Sandford                    19,965,473                     48,075
Steven M. Tadler                    19,959,243                     54,305

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

Change In CEO

Effective September 1, 1997, John W. Sandford will become Chairman and Chief Executive Officer of the Company succeeding Terrell L. Ruhlman who will be retiring from the position. Mr. Ruhlman, age 70, was elected as a Director in 1987 and has served as the Company's Chairman and Chief Executive Officer since 1990. Mr. Ruhlman will remain as a Director of the Company. Richard A. Lund will continue as the President, Chief Operating Officer and a member of the Board of Directors.

Mr. Sandford, age 62, has been a member of the Cade Board for seven years. He is a veteran of the aerospace industry having been the Chief Executive of several airframe and engine companies. He is currently the Chief Executive of Rolls-Royce North America and will step up to Chairman of that Company this summer following the appointment of a successor.

Since joining Rolls-Royce North America in 1990, Mr. Sandford has led that company's business in the United States, and he spent two years in the United Kingdom where he was the Managing Director of the Aerospace Group. Prior to joining Rolls-Royce he was the CEO of Gulfstream Aerospace, Fairchild Republic, de Havilland Aircraft Canada and Rockwell's Canadian Admiral Corporation. His career includes 16 years with Rockwell where he also served in various engineering and program management positions.

Mr. Sandford was born in England and is an American citizen. He and his wife Shirley reside in McLean, Virginia.

"I am pleased to have Mr. Sandford as my successor," said outgoing Chairman Terrell Ruhlman. "John's extensive experience and outstanding reputation in the aerospace industry will be a valuable asset to our Company and the implementation of our strategic plan."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is filed herewith:

Exhibit 4.1. Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated September 29, 1995 by and between Cade Industries, Inc. and Comerica Bank.

Exhibit 27.       Financial Data Schedule

(b) The Company has not filed any Reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CADE INDUSTRIES, INC.


May 13, 1997
                                       By   /s/ Edward B. Stephens
                                            ------------------------------
                                            Edward B. Stephens
                                            Vice President, Treasurer and
                                            Chief Financial Officer

                              CADE INDUSTRIES, INC.

                                      * * *

                                  EXHIBIT INDEX

                                       TO

               QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                                 MARCH 31, 1997

EXHIBIT                                            INCORPORATED HEREIN           FILED
NUMBER            DESCRIPTION                      BY REFERENCE TO:             HEREWITH
------            -----------                      ----------------             --------
4.1               Fifth Amendment to
                  Amended and Restated
                  Revolving Credit and
                  Term Loan Agreement
                  Dated September 29, 1995
                  by and between Cade
                  Industries, Inc. and
                  Comerica Bank                                                   X

27                Financial Data
                  Schedule                                                        X