Form 10-Q/A
period 1997-03-31
CADE INDUSTRIES INC
filed 1997-08-12
CIK 356211

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q/A
                                  (Amendment No. 1)


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -------------------

Commission file number 0-12808

                                Cade Industries, Inc.
               (Exact name of registrant as specified in its charter)

                Wisconsin                               39-1371038
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


-----------------------------------------------------------------------------
                   (Former name, former address and former fiscal
                         year, if changed since last report)

        Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----     -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Common Stock, $0.001 Par Value -- 21,676,304 shares as of
                                     May 8, 1997

        The Company is filing this amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 1997 to add the following "Part II -
Item 2."

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

        On February 17, 1997, the Company issued an aggregate of 45,313 shares of Common Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended. The shares were issued to officers of the Company pursuant to the Company's stock bonus plan. Pursuant to the plan, an aggregate of $28,321 worth of shares valued as of January 1, 1996 were issued.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CADE INDUSTRIES, INC.

                                                By /s/ Edward B. Stephens
                                                   ---------------------------
                                                   Edward B. Stephens
                                                   Vice President, Treasurer
                                                   and Chief Financial Officer

Dated: August 11, 1997