Form 10-Q
period 1997-06-30
CADE INDUSTRIES INC
filed 1997-08-13
CIK 356211

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997
                               -----------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________


Commission file number              0-12808
                            ----------------------

                              Cade Industries, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Wisconsin                                       39-1371038
  -------------------------------                         ------------------
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

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Common stock, $0.001 Par Value - 21,657,804 shares as of
                                 August 8, 1997

                                      INDEX

                              CADE INDUSTRIES, INC.

                                                                                  PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets                                         1

     Condensed Consolidated Statements of
          Operations for the three months ended
               June 30, 1997 and 1996                                              3


     Condensed Consolidated Statements of
               Operations for the six months ended
               June 30, 1997 and 1996                                              4


     Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 1997
          and 1996                                                                 5

     Note to Condensed Consolidated Financial
          Statements                                                               6


Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                          7

Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                                   9

PART II - OTHER INFORMATION

Item 5.   Other Information                                                        9

Item 6.   Exhibits and Reports on Form 8-K                                        10

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CADE INDUSTRIES, INC.

                                                    June 30,
                                                      1997          December 31,
                                                  (Unaudited)          1996*
                                                  -----------       -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $    91,176       $    21,606
  Trade accounts receivable                         7,246,381         6,585,905
  Inventories:
    Finished goods and work in progress             7,412,138         5,866,912
    Materials and supplies                          4,195,939         4,046,858
                                                  -----------       -----------
                                                   11,608,077         9,913,770


  Deferred income taxes                               445,000           445,000
  Prepaid expenses and other current assets           262,430           180,279
                                                  -----------       -----------

            TOTAL CURRENT ASSETS                   19,653,064        17,146,560

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                               509,864           500,864
  Buildings                                         4,897,136         4,356,455
  Machinery and equipment                          10,413,421         9,910,080
  Tooling                                          11,763,157        11,395,706
                                                  -----------       -----------
                                                   27,583,578        26,163,105
  Less accumulated depreciation                    12,521,096        11,157,024
                                                  -----------       -----------

                                                   15,062,482        15,006,081
INTANGIBLE AND OTHER ASSETS
  Goodwill                                          2,960,403         3,014,369
  Other assets                                        162,652           137,430
                                                  -----------       -----------

                                                    3,123,055         3,151,799
                                                  -----------       -----------

                                                  $37,838,601       $35,304,440
                                                  ===========       ===========

CADE INDUSTRIES, INC.

                                                        June 30,
                                                         1997           December 31,
                                                      (Unaudited)          1996*
                                                      -----------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank                                $ 3,970,000       $ 3,010,000
  Current portion of long-term debt                     1,494,302         1,558,220
  Trade accounts payable                                2,662,556         2,888,283
  Employee compensation and amounts withheld            1,131,001         1,013,108
  Accrued expenses                                      1,212,722           552,097
  Accrued income taxes                                    228,787           126,216
                                                      -----------       -----------

        TOTAL CURRENT LIABILITIES                      10,699,368         9,147,924


LONG-TERM DEBT                                          4,872,230         4,839,181

DEFERRED INCOME TAXES                                     634,000           634,000

SHAREHOLDERS' EQUITY
  Preferred Stock, 10% cumulative, non-voting,
    stated value $300 per share; authorized 500
    shares, none issued
  Common Stock, par value $.001 per share;
    authorized 100,000,000 shares, issued
    21,977,859 shares; outstanding 21,657,804
    shares                                                 21,978            21,973
  Additional paid-in capital                            8,928,599         8,885,977
  Retained earnings                                    13,131,682        12,122,296
                                                      -----------       -----------

                                                       22,082,259        21,030,246
  Less cost of Common Stock in treasury                   449,256           346,911
                                                      -----------       -----------

                                                       21,633,003        20,683,335

                                                      $37,838,601       $35,304,440
                                                      ===========       ===========


* The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.


 See note to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CADE INDUSTRIES, INC.

                                                       Three Months Ended June 30
                                                     -----------------------------
                                                      1997                   1996
                                                     -----------       -----------

Sales                                                $12,952,885       $ 7,618,176

Operating expenses:
  Cost of sales                                        9,826,307         5,672,530
  Selling, general and administrative expenses         2,149,744         1,503,155
                                                     -----------       -----------
                                                      11,976,051         7,175,685
                                                     -----------       -----------

  INCOME FROM OPERATIONS                                 976,834           442,491

Interest expense - net                                   190,891           185,594
                                                     -----------       -----------

  INCOME BEFORE INCOME TAXES                             785,943           256,897

Income taxes                                             248,000            53,000
                                                     -----------       -----------

  NET INCOME                                         $   537,943       $   203,897
                                                     ===========       ===========

  NET INCOME PER SHARE                               $      0.02       $      0.01
                                                     ===========       ===========

Weighted average number of shares of
  common stock outstanding                            21,683,270        21,689,094



See note to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CADE INDUSTRIES, INC.

                                                       Six Months Ended June 30
                                                     -----------------------------
                                                        1997               1996
                                                     -----------       -----------

Sales                                                $25,308,442       $14,782,454

Operating expenses:
  Cost of sales                                       19,202,420        10,935,773
  Selling, general and administrative expenses         4,253,579         3,006,709
                                                     -----------       -----------
                                                      23,455,999        13,942,482
                                                     -----------       -----------

  INCOME FROM OPERATIONS                               1,852,443           839,972

Interest expense - net                                   376,057           350,645
                                                     -----------       -----------

  INCOME BEFORE INCOME TAXES                           1,476,386           489,327

Income taxes                                             467,000            99,000
                                                     -----------       -----------

  NET INCOME                                         $ 1,009,386       $   390,327
                                                     ===========       ===========

  NET INCOME PER SHARE                               $      0.05       $      0.02
                                                     ===========       ===========
Weighted average number of shares of
  common stock outstanding                            21,696,631        21,687,717



See note to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CADE INDUSTRIES, INC.

                                                       Six Months Ended June 30
                                                   ------------------------------
                                                       1997               1996
                                                   -----------        -----------

NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES                               $   657,255        $  (287,825)

INVESTING ACTIVITIES
  Additions to property, plant and equipment        (1,420,473)          (878,880)
  Increase in other assets                             (36,625)
                                                   -----------        -----------
                                                    (1,457,098)          (878,880)

FINANCING ACTIVITIES
  Increase in note payable to bank                     960,000          1,525,000
  (Payments) of long-term debt - net of new
    borrowing proceeds                                 (30,869)          (469,516)
  Exercise of stock options                              3,828             34,375
  Purchase of common stock for treasury               (127,268)           (39,636)
  Other                                                 63,722
                                                   -----------        -----------
                                                       869,413          1,050,223
                                                   -----------        -----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           69,570           (116,482)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                     21,606            187,485
                                                   -----------        -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                    $    91,176        $    71,003
                                                   ===========        ===========



See note to condensed consolidated financial statements.

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              CADE INDUSTRIES, INC.

                                  JUNE 30, 1997

NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 1997 and 1996, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary (consisting only of normal recurring accruals) for a fair presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

            PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              CADE INDUSTRIES, INC.

                              RESULTS OF OPERATIONS

SALES

The Company's net sales of $12,953,000 in the second quarter of 1997 represented an increase of 70.0% or $5,335,000 from the same quarter of 1996, while net sales of $25,308,000 for the six months ended June 30, 1997, represented an increase of $10,526,000 or 71.2% compared to the same six month period of the prior year. The higher sales for both the second quarter and six-month periods primarily reflect increased sales of test nacelle products, military spares, gas turbine engine components (primarily engine cases), as well as increased repair and overhaul services.

Period-to-period comparisons can be significantly impacted by the timing of shipments of test equipment and other ground support equipment which generally have selling prices ranging from $500,000 to $1,500,000. At June 30, 1997, the Company's backlog was $41.0 million ($28.7 million at June 30, 1996) of firm orders, which included only the first two years of scheduled orders ($8.2 million) under long-term agreements. Overhaul and repair orders are not included in the order backlog due to their very short lead times.

COST OF SALES

Cost of sales for the second quarter of 1997 increased $4,154,000 or 73.2% from the same quarter of 1996 and for the six months ended June 30, 1997 increased $8,267,000 or 75.6% from the comparable period in 1996. The increases for both the quarter and six-month periods were primarily due to the higher sales in 1997. Cost of sales as a percent of sales increased to 75.9% in the second quarter of 1997 from 74.5% in the 1996 second quarter and for the six months ended June 30, 1997 increased to 75.9% from 72.9% in the comparable period of 1996. Material cost of sales as a percent of sales increased in both the three and six-month periods of 1997 due to the use of purchased versus customer-supplied material on certain gas turbine engine components and to purchased tooling, as well as to changes in product mix, primarily increased sales of test nacelles and military spares components with higher material contents. Tooling amortization costs as a percent of sales also increased during both the three and six-month periods due primarily to the increased sales of test nacelles. The increases in the material and amortization percentages were partially offset by decreases in both labor and overhead costs as a percent of sales. The decrease in the labor cost as a percent of sales resulted primarily from improved productivity, lower average labor costs due to new hires in the labor force and higher sales of products with lower labor content. Overhead cost of sales as a percent of sales decreased as a result of cost containment efforts and the spreading of fixed manufacturing costs over a larger sales base, partially offset by increases in certain indirect manufacturing expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("administrative expenses") as a percent of net sales were 16.6% and 19.7% for the second quarter of 1997 and 1996, respectively, and 16.8% and 20.3% for the six months ended June 30, 1997 and 1996, respectively. Actual amounts expended increased by $647,000 from the second quarter of 1996 to the same quarter of 1997 and by $1,247,000 from the six months ended June 30, 1996 to the same period in 1997.

Factors contributing to the higher administrative expenses in both 1997 periods were increased marketing costs, commission expense, professional and consulting fees, administrative staff, equipment maintenance contracts and travel related costs incurred to support the higher current and expected sales volumes. In addition, the Company had higher costs related to new business development activities and higher business franchise taxes resulting from the increase in sales volume.

NET INTEREST EXPENSE

Net interest expense as a percent of sales was 1.5% and 2.4% for the 1997 and 1996 three and six- month periods, respectively. Actual interest expense increased slightly to $191,000 and $376,000 for both 1997 periods. Line of credit usage increased in both the three and six-month 1997 periods, compared to the comparable 1996 periods, to finance the additional working capital needed to support the higher 1997 business activity. Partially offsetting the increased line of credit usage were lower overall interest rates as a result of borrowing at Eurodollar-based interest rates.

INCOME TAX EXPENSE

Income taxes were $248,000 or 1.9% of sales in the 1997 second quarter, compared to $60,000 or 0.8% of sales for the same quarter of 1996. Income taxes were $467,000 or 1.8% of sales for the six months ended June 30, 1997, compared to $99,000 or 0.7% of sales for the comparable period of 1996. The effective tax rate is lower than the statutory rate due primarily to the lower tax rate of the Company's foreign sales corporation.

NET INCOME

Net income of $538,000 in the 1997 second quarter represents an increase in after-tax earnings of $334,000, or 164%, from the 1996 second quarter. Net income of $1,009,000 for the first six months of 1997 represents an increase in after-tax earnings of $619,000, or 159%, from the comparable period of 1996. Factors contributing to these changes were discussed above.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company has met its working capital and longer term capital needs through short and long-term bank debt and leasing arrangements on certain items of capital equipment.

Capital has principally been used to fund the Company's inventory, accounts receivable, business development and capital expenditure programs. Management expects to continue its present level of investment in inventory to support the higher sales volume expected throughout 1997. During the first six months of 1997, the Company invested approximately $535,000 in additional manufacturing and warehousing capacity for its Auto-Air Composites subsidiary in order to meet increased production requirements. Other than this capacity expansion, investments in production technology, tooling and equipment for improved manufacturing efficiency and quality enhancement are expected to continue at present levels. The Company will also continue to seek acquisition opportunities to expand and/or diversify its markets.

The Company maintains a $5,000,000 unsecured credit line with a bank, $1,030,000 of which was available at June 30, 1997. The Company also has outstanding approximately $4,172,000 of secured term debt, $49,000 of tax-exempt bonds and $2,146,000 of subordinated notes.

Management believes that expected increased revenues and on-going emphasis on working capital management will continue to provide strong cash flow from operations. As a result, the Company's cash flow from operations and its current credit facilities are felt to be adequate to finance its current operations and capital expenditure requirements at present and forecasted levels.

Certain of the information contained in Item 2 is of a forward looking nature and is subject to various uncertainties. See Item 5.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Company's officers may, when appropriate, make public statements that contain forward looking information as to the Company's sales and earnings. Forward looking information is subject to risks and uncertainties that may significantly impact expected results. The Company's outlook is based largely on its interpretation of current order levels and trends and assumption as to trends in the air transport and aircraft industries. Certain of the Company's backlog of orders are subject to cancellation, reduction or extended delivery. The air transport and aircraft industries have historically been subject to significant cyclical fluctuations and are influenced by factors such as the general state of the economy, fuel prices, governmental regulation, competition, and the level of military spending. In addition, the Company's results are subject to pricing competition, the willingness of the airlines and aircraft manufacturers to out source work for their composite components and repairs, foreign currency fluctuations with respect of international sales, and the Company's success in the development, manufacture and marketing of composites products for other industries and uses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is filed herewith:

Exhibit 10.12.               Lund/Stephens 1996 Incentive Plans

Exhibit 10.13.               Lund/Stephens 1997 Incentive Plans

Exhibit 27.                  Financial Data Schedule

(b) The Company has not filed any Reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CADE INDUSTRIES, INC.


August 12, 1997
                                      By  /s/ Edward B. Stephens
                                          ------------------------------
                                          Edward B. Stephens
                                          Vice President, Treasurer and
                                          Chief Financial Officer

                              CADE INDUSTRIES, INC.

                                      * * *

                                  EXHIBIT INDEX

                                       TO

               QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                                  JUNE 30, 1997

EXHIBIT                                      INCORPORATED HEREIN          FILED
NUMBER         DESCRIPTION                     BY REFERENCE TO:          HEREWITH
------         -----------                     ----------------          --------

10.12          Lund/Stephens 1996
               Incentive Plans                                              X

10.13          Lund/Stephens 1997
               Incentive Plans                                              X

27             Financial Data
               Schedule                                                     X