Form 10-Q
period 1997-09-30
CADE INDUSTRIES INC
filed 1997-11-14
CIK 356211

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1997
                              --------------------------------------
                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission file number              0-12808
                       ---------------------------------------------------
                             Cade Industries, Inc.
             (Exact name of registrant as specified in its charter)


                    Wisconsin                          39-1371038
             ---------------------------------  -------------------
             (State or other jurisdiction       (I.R.S. Employer
             of incorporation or organization)  Identification No.)


                5640 Enterprise Drive, Lansing, Michigan  48911
                -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

            Common stock, $0.001 Par Value - 21,918,804 shares as of
                               November 10, 1997

                                     INDEX

                             CADE INDUSTRIES, INC.

                                                                     PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


          Condensed Consolidated Balance Sheets                        1

          Condensed Consolidated Statements of
             Operations for the three months ended
              September 30, 1997 and 1996                              3


          Condensed Consolidated Statements of
              Operations for the nine months ended
              September 30, 1997 and 1996                              4


          Condensed Consolidated Statements of Cash Flows
             for the nine months ended September 30, 1997
             and 1996                                                  5

          Note to Condensed Consolidated Financial
             Statements                                                6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                   8

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                  10

PART II - OTHER INFORMATION

Item 5.   Other Information                                            11

Item 6.   Exhibits and Reports on Form 8-K                             11

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CADE INDUSTRIES, INC.



                                                             September 30
                                                                 1997         December 31,
                                                              (Unaudited)         1996*
                                                             ------------     ------------

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                     $537,044            $21,606
 Trade accounts receivable                                    7,459,859          6,585,905
 Inventories:
  Finished goods and work in progress                         7,183,144          5,866,912
  Materials and supplies                                      3,825,798          4,046,858
                                                             ----------         ----------
                                                             11,008,942          9,913,770

 Deferred income taxes                                          445,000            445,000
 Prepaid expenses and other current assets                      334,110            180,279
                                                             ----------         ----------
       TOTAL CURRENT ASSETS                                  19,784,955         17,146,560

PROPERTY, PLANT AND EQUIPMENT
 Land and improvements                                          509,864            500,864
 Buildings                                                    4,923,438          4,356,455
 Machinery and equipment                                     10,538,210          9,910,080
 Tooling                                                     12,084,138         11,395,706
                                                             ----------         ----------
                                                             28,055,650         26,163,105
 Less accumulated depreciation                               13,090,812         11,157,024
                                                             ----------         ----------
                                                             14,964,838         15,006,081
INTANGIBLE AND OTHER ASSETS
 Goodwill                                                     2,933,419          3,014,369
 Other assets                                                   158,569            137,430
                                                             ----------         ----------
                                                              3,091,988          3,151,799
                                                             ----------         ----------
                                                            $37,841,781        $35,304,440
                                                            ===========        ===========


                                                                 September 30
                                                                     1997         December 31,
                                                                  (Unaudited)         1996*
                                                                 ------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank                                             $2,845,000   $ 3,010,000
  Current portion of long-term debt                                 1,445,552     1,558,220
  Trade accounts payable                                            3,056,377     2,888,283
  Employee compensation and amounts withheld                        1,390,994     1,013,108
  Accrued expenses                                                  1,213,897       552,097
  Accrued income taxes                                                311,205       126,216
                                                                 ------------   -----------
        TOTAL CURRENT LIABILITIES                                  10,263,025     9,147,924

LONG-TERM DEBT                                                      4,684,909     4,839,181

DEFERRED INCOME TAXES                                                 634,000       634,000

SHAREHOLDERS' EQUITY
  Preferred Stock, 10% cumulative, non-voting,
    stated value $300 per share; authorized 500
    shares, none issued
  Common Stock, par value $.001 per share;
    authorized 100,000,000 shares, issued
    21,980,859 shares; outstanding 21,660,804
    shares                                                             21,978        21,973
  Additional paid-in capital                                        8,928,599     8,885,977
  Retained earnings                                                13,758,526    12,122,296
                                                                 ------------   -----------
                                                                   22,709,103    21,030,246
  Less cost of Common Stock in treasury                               449,256       346,911
                                                                 ------------   -----------
                                                                   22,259,847    20,683,335
                                                                 ------------   -----------
                                                                  $37,841,781   $35,304,440
                                                                 ============   ===========

        * The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.



        See notes to condensed consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) CADE INDUSTRIES, INC.



                                                       Three Months Ended September 30
                                                          1997                  1996
                                                      -----------            -----------

Sales                                                 $13,477,498              $9,162,445

Operating expenses:
 Cost of sales                                         10,602,610               7,101,094
 Selling, general and administrative expenses           1,782,374               1,523,238
                                                     ------------             -----------
                                                       12,384,984               8,624,332
                                                     ------------             -----------
  INCOME FROM OPERATIONS                                1,092,514                 538,113

Interest expense - net                                    202,929                 204,417
                                                     ------------             -----------
  INCOME BEFORE INCOME TAXES                              889,585                 333,696

Income taxes                                              263,000                  70,000
                                                     ------------             -----------
 NET INCOME                                           $   626,585                $263,696
                                                     ============             ============
 NET INCOME PER SHARE                                 $      0.03                $   0.01
                                                     ============             ============
Weighted average number of shares of
 common stock outstanding                              21,658,000               21,706,000

        See notes to condensed consolidated financial statements.

PART 1, ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CADE INDUSTRIES, INC.

                                                       Nine Months Ended September 30
                                                     ---------------------------------------
                                                        1997                        1996
                                                     -----------                 -----------
Sales                                                $38,785,940                 $23,942,508

Operating expenses:
 Cost of sales                                        29,805,030                  18,033,500
 Selling, general and administrative expenses          6,035,953                   4,529,933
                                                     -----------                 -----------
                                                      35,840,983                  22,563,433
                                                     -----------                 -----------
 INCOME FROM OPERATIONS                                2,944,957                   1,379,075

Interest expense - net                                   578,986                     555,062
                                                     -----------                 -----------
 INCOME BEFORE INCOME TAXES                            2,365,971                     824,013

Income taxes                                             730,000                     169,000
                                                     -----------                 -----------
 NET INCOME                                           $1,635,971                    $655,013
                                                      ==========                    ========
 NET INCOME PER SHARE                                 $     0.08                    $   0.03
                                                      ==========                    ========

Weighted average number of shares of
 common stock outstanding                             21,684,000                   21,694,000



See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CADE INDUSTRIES, INC.


                                                  Nine Months Ended September 30
                                                  -------------------------------
                                                      1997             1996
                                                  ------------    --------------
 NET CASH PROVIDED BY(USED IN):

 OPERATING ACTIVITIES                               $2,937,297         $202,685

 INVESTING ACTIVITIES
  Additions to property, plant and equipment       (1,892,546)       (1,008,282)
  Increase in other assets                            (37,655)
                                                   ----------        ----------
                                                   (1,930,201)       (1,008,282)

 FINANCING ACTIVITIES
  Increase (decrease) in note payable to bank        (165,000)        2,150,000
  (Payments) of long-term debt - net of new
    borrowing proceeds                               (266,940)         (661,430)
  Exercise of stock options                             3,828            57,512
  Purchase of common stock for treasury              (127,268)          (92,469)
  Other                                                63,722
                                                   ----------        ----------
                                                     (491,658)        1,453,613
                                                   ----------        ----------
 INCREASE IN CASH AND CASH
 EQUIVALENTS                                          515,438           648,016

 CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                     21,606           187,485
                                                   ----------        ----------
 CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                       $537,044          $835,501
                                                   ==========       ===========



        See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             CADE INDUSTRIES, INC.

                               SEPTEMBER 30, 1997

NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 1997 and 1996, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary (consisting only of normal recurring accruals) for a fair presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - DEBT AGREEMENT

During August 1997 the Company amended its line of credit arrangement with a bank increasing the amount of credit available under the line to $6,000,000 from $5,000,000. The terms and conditions of the amended credit arrangement were substantially unchanged from the previous agreement.

NOTE C - SUBSEQUENT EVENTS

     BUSINESS COMBINATION

     Effective October 31, 1997, the Company acquired 100% of the outstanding shares of Central Engineering Company (Cenco) and the underlying real estate used in its operations for $7,723,000 in cash and 250,000 of the Company's common shares valued at $750,000. The cash portion of the purchase price was financed through additional bank debt.

     Cenco is a leader in the design, construction and manufacture of aircraft engine test and data acquisition equipment and test facilities. Sales for its fiscal year ended June 30, 1997 were approximately $21 million.

     FINANCING AGREEMENT

     In conjunction with its acquisition of Cenco at the end of October 1997, the Company completed the negotiation of an amendment and restatement of its revolving credit and term loan agreement. The amended and restated agreement consists of a $9,000,000 unsecured line of credit, a $3,571,000 term note, a $4,000,000 mortgage note and a $3,250,000 term note. Pre-existing term debt of $2,571,000 and line of credit debt of $527,000 was retired with the proceeds from this financing.

NOTE D - NEW ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which is effective for financial statements issued after December 15, 1997, and requires companies to present earnings per share on the face of the income statement in two categories called "Basic" and "Diluted" and requires restatement of all periods presented. The Company will adopt SFAS No. 128 during the fourth quarter of 1997 and anticipates that its adoption will not have a material impact on earnings per share.

            PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             CADE INDUSTRIES, INC.

                             RESULTS OF OPERATIONS

SALES

The Company's net sales of $13,477,000 in the third quarter of 1997 represented an increase of 47.1% or $4,315,000 from the same quarter of 1996, while net sales of $38,786,000 for the nine months ended September 30, 1997, represented an increase of $14,843,000 or 62.0% compared to the same nine-month period of the prior year. The higher sales for both the third quarter and nine-month periods primarily reflect increased sales of test nacelle products, military spares, and OEM gas turbine engine components as well as increased repair and overhaul services.

Period-to-period comparisons can be significantly impacted by the timing of shipments of test equipment and other ground support equipment which generally have selling prices ranging from $500,000 to $1,500,000. At September 30, 1997, the Company's backlog was $41.9 million ($34.1 million at September 30, 1996) of firm orders, which included only the first two years of scheduled orders ($13.5 million) under long-term agreements. Overhaul and repair orders are not included in the order backlog due to their very short lead times and these sales currently represent about 21.0% of Cade's total annual sales.

COST OF SALES

Cost of sales for the third quarter of 1997 increased $3,502,000 or 49.3% from the same quarter of 1996 and for the nine months ended September 30, 1997, increased $11,772,000 or 65.3% from the comparable period in 1996. The increases for both the quarter and nine-month periods were primarily due to the higher sales in 1997. Cost of sales as a percent of sales increased to 78.7% in the third quarter of 1997 from 77.5% in the 1996 third quarter and for the nine months ended September 30, 1997, increased to 76.8% from 75.3% in the comparable period of 1996. Material cost of sales as a percent of sales increased in both the three and nine-month periods of 1997 due to the change from customer-provided to vendor-procured materials on certain gas turbine engine components and to purchased tooling, as well as to changes in product mix, primarily increased sales of test nacelles and military spares components with higher material contents. Tooling amortization costs as a percent of sales also increased during both the three and nine-month periods due primarily to the increased sales of test nacelles. The increases in the material and amortization percentages were partially offset by decreases in both labor and overhead costs as a percent of sales. The decrease in the labor cost as a percent of sales resulted primarily from improved productivity, lower average labor costs due to new hires in the labor force and higher sales of products with lower labor content. Overhead cost of sales as a percent of sales decreased as a result of cost containment efforts and the spreading of fixed manufacturing costs over a larger sales base, partially offset by increases in certain indirect manufacturing expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("administrative expenses") as a percent of net sales were 13.2% and 16.6% for the third quarter of 1997 and 1996, respectively, and 15.6% and 18.9% for the nine months ended September 30, 1997 and 1996, respectively. The decrease in such expenses as a percentage of sales was due to the spreading of fixed administrative costs over a larger sales base. Actual amounts expended increased by $259,000 from the third quarter of 1996 to the same quarter of 1997 and by $1,506,000 from the nine months ended September 30, 1996 to the same period in 1997.

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

NET INTEREST EXPENSE

Net interest expense as a percent of sales was 1.5% for both the three and nine-month periods in 1997 and was 2.2% and 2.3% for the 1996 three and nine-month periods, respectively. Actual interest expense was relatively unchanged at $203,000 for the 1997 and 1996 third quarters and increased slightly to $579,000 for the 1997 nine-month period. Line of credit usage increased in both the three and nine-month 1997 periods, compared to the comparable 1996 periods, to finance the additional working capital needed to support the higher 1997 business activity. Substantially offsetting the increased line of credit usage were lower overall interest rates as a result of borrowing at Eurodollar-based interest rates and the lower average balance of long-term debt obligations due to scheduled repayments.

INCOME TAX EXPENSE

Income taxes were $263,000 or 2.0% of sales in the 1997 third quarter, compared to $70,000 or 0.8% of sales for the same quarter of 1996. Income taxes were $730,000 or 1.9% of sales for the nine months ended September 30, 1997, compared to $169,000 or 0.7% of sales for the comparable period of 1996. The effective tax rate is lower than the statutory rate due primarily to the lower tax rate of the Company's foreign sales corporation.

NET INCOME

Net income of $627,000 in the 1997 third quarter represents an increase in after-tax earnings of $363,000, or 138%, from the 1996 third quarter. Net income of $1,636,000 for the first nine months of 1997 represents an increase in after-tax earnings of $981,000, or 150%, from the comparable period of 1996. Factors contributing to these changes are discussed above.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company has met its working capital and longer term capital needs through short and long-term bank debt and leasing arrangements on certain items of capital equipment.

Capital has principally been used to fund the Company's inventory, accounts receivable, business development and capital expenditure programs. Management expects to continue its present level of investment in inventory to support the higher sales volume expected to continue through 1997 and into 1998. During the first nine months of 1997, the Company invested approximately $535,000 in additional manufacturing and warehousing capacity for its Auto-Air Composites subsidiary in order to meet increased production requirements. Other than this capacity expansion, investments in production technology, tooling and equipment for improved manufacturing efficiency and quality enhancement are expected to continue at present levels. The Company will also continue to seek acquisition opportunities to expand and/or diversify its markets.

At the end of the quarter, the Company maintained a $6,000,000 unsecured credit line with a bank, $3,155,000 of which was available at September 30, 1997. The Company also had outstanding approximately $3,984,000 of secured term debt, and $2,146,000 of subordinated notes. As discussed in Note C of the Notes To Condensed Consolidated Financial Statements, subsequent to the end of the third quarter, the Company negotiated an amendment and restatement of its revolving credit and term loan agreement. The amended and restated agreement represents a total credit facility of $19,821,000 consisting of a $9,000,000 unsecured line of credit, a $4,000,000 mortgage note and term notes of $3,571,000 and $3,250,000, respectively. Pre-existing term debt of $2,571,000 and line of credit debt of $527,000 was retired with the proceeds from the new fixed-term debt.

Management believes that expected increased revenues and on-going emphasis on working capital management will continue to provide strong cash flow from operations. As a result, the Company's cash flow from operations and its amended credit facilities are felt to be adequate to finance its current operations and capital expenditure requirements at present and anticipated levels.

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


                            CADE INDUSTRIES, INC.



November 12, 1997
                            By /S/ Edward B. Stephens
                               --------------------------
                            Edward B. Stephens
                            Vice President, Treasurer and
                            Chief Financial Officer

                             CADE INDUSTRIES, INC.

                                     * * *

                                 EXHIBIT INDEX

                                       TO

               QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                               SEPTEMBER 30, 1997




         EXHIBIT                        INCORPORATED HEREIN     FILED
         NUMBER     DESCRIPTION           BY REFERENCE TO:     HEREWITH
         -------    -----------         -------------------    ---------


         27         Financial Data
                    Schedule                                      X