Form 10-K405
period 1997-12-31
CADE INDUSTRIES INC
filed 1998-03-31
CIK 356211

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    ---------

                        Commission file number: 0-12808

                             CADE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                   Wisconsin                        39-1371038
                   ---------                        ----------
         State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization           Identification No.)

             2365 Woodlake Drive, Suite 120, Okemos, Michigan 48864
             ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (517) 347-1333

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                         -----------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 19, 1998, 22,004,083 shares of Common Stock were outstanding, and the aggregate market value of the registrant's voting and non-voting common equity (based upon the $3 closing price of the registrant's Common Stock on that date in the Nasdaq National Market) held by nonaffiliates (excludes shares reported as beneficially owned by directors and executive officers which exclusion does not constitute an admission as to affiliate status) was approximately $48,675,654.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                   Part of Form 10-K Into Which Portions of
     Document                                                                              Document are Incorporated
     --------                                                                      -----------------------------------------
Portions of Annual Report to Shareholders for the fiscal year ended
     December 31, 1997                                                                            Part II
Portions of Proxy Statement for 1998 Annual Meeting of Shareholders                               Part III

                                 PART I

Item 1.  Business.
         --------

General

     Cade Industries, Inc. (the "Company" or "Cade") conducts its operations primarily through four operating subsidiaries, Auto-Air Composites, Inc. ("Auto-Air"), Cade Composites, Inc. ("CCI"), H.A.C. Corporation ("HAC") and Central Engineering Company ("CENCO").

     Cade was incorporated in 1981 and initially was engaged in precision machining of cast parts for the aircraft industry through its former Precision Machining Division located in Marinette, Wisconsin, which was sold in June 1989. The Company acquired Auto-Air in 1984 and acquired the business that now is conducted by CCI in 1988. On November 30, 1994, the Company acquired Pollux Corporation which, through its wholly-owned HAC subsidiary, manufactures and overhauls bonded structures and composite parts for military and commercial aircraft. On October 31, 1997, the Company acquired CENCO and its subsidiaries which manufacture engine test facilites and associated ground support equipment. The Company has included the operations of CENCO in its consolidated financial statements since October 31, 1997.

Products

     Cade engages worldwide in the design, manufacture and repair and overhaul of high technology composite components and engine test facilities for the aerospace, air transport, and specialty industries. The Company is a global leader in the manufacture of jet engine test facilities and related ground support equipment. Composite materials are physical combinations of two or more constituents. One of the materials, typically a fiber or particle such as epoxy glass, graphite, polyamide glass or epoxy kevlar, is placed or dispersed within the other constituent, called the matrix. The composite material formed by the combination of constituents must have attributes which are superior to either one of the constituent materials. Composite materials may be classified as structural or non-structural dependent upon their application. These materials are molded and cured at high temperatures under pressure or vacuum. The high strength and low weight of composite materials makes them especially well suited for aerospace and other complex applications where weight is a critical factor.

     Cade's primary products include molded and bonded composite jet engine components consisting of engine inlets, acoustical liners, fairings, auxiliary power unit enclosures and engine cases ("Gas Turbine Products"); metal fabricated and bonded composite airframe components consisting of various control surface products, access doors, wing tips and interior structures ("Airframe Products"); the repair and overhaul of commercial and military airframe components, commercial gas turbine engine components and flight nacelle structures ("Repair and Overhaul Services"); and test nacelle, engine test facilities, data acquisition systems, and related equipment used in the ground testing and overhaul of commercial jet engines and related ground support equipment ("Test Equipment"). These products are sold worldwide through the Company's internal sales force and independent sales representatives to major engine equipment manufacturers, airlines and overhaul facilities. For 1997, 1996 and 1995, sales of Gas Turbine Products, Airframe Products, Repair and Overhaul Services and Test Equipment as a percentage of total sales were as follows:


                                      Percentage of Total Net Sales
                                      -----------------------------
                                         Year Ended December 31,
                                      -----------------------------
                                      1997         1996        1995
                                      ----         ----        ----
Gas Turbine Products                  32.1%       29.4%        25.7%

Airframe Products                     21.8%       20.9%        24.8%

Repair and Overhaul Services          22.3%       27.2%        24.2%

Test Equipment                        23.7%       19.2%        20.7%
                                      ----        ----         ----
     Total                            99.9%       96.7%        95.4%
                                      ====        ====         ====
-------------------------------------------------------------------------------

     Through Auto-Air and HAC, Cade operates repair stations under Federal Aviation Administration ("FAA") licenses. The repair stations are authorized to repair and overhaul certain gas turbine engine products and other components, sheet metal and composite flight control surfaces, skin panels, bonded honeycomb panels, cargo doors and engine cowls. In addition to FAA certification, Auto-Air and HAC have also been certified by the European Joint Airworthiness Authority ("JAA") to repair specific aircraft parts on certain types of aircraft subject to JAA jurisdiction. Although some nations require approval from their own aviation authorities before Auto-Air and HAC are authorized to repair parts on aircraft subject to their jurisdiction, FAA and JAA certification enable Auto-Air and HAC to repair parts on aircraft subject to the jurisdiction of most foreign countries. Auto-Air and HAC have also received repair approval from the Civil Aviation Authority of China. Auto-Air has recently been certified as meeting ISO 9000 quality standards.

Raw Materials

     The principal raw materials used in Cade's manufacturing processes consist of epoxy glass, polyamide glass, epoxy kevlar, graphite BMI and aluminum honeycomb. Although none of these materials currently is in short supply, the Company continues to experience increased order lead times in certain cases, which management attributes primarily to the increased overall demand for such material. These raw materials are purchased from multiple suppliers located in the United States and, in many cases, under long-term contracts. Alternative international sources are also available, but currently are not generally used as sources. Certain customers require that purchases be made from one or more approved suppliers or that the Company certify the material specifications in its in-house laboratories. Cade has never experienced a shortage of raw materials as a result of such supplier or material specifications restrictions.

Patents and Trademarks

     Cade currently holds no material patents or registered trademarks, trade names or similar intellectual property, although the Company has received certain patents in the area of high temperature composites applications and anticipates seeking patent protection in the future as appropriate to preserve proprietary developments. The Company believes that the nature of its business presently does not require the development of patentable products or registered trade names or trademarks to maintain or increase market position.

Marketing and Competition

     The Company's products are marketed primarily through its internal sales force and independent sales representatives. The majority of Cade's sales are made through individual purchase orders, as well as long-term agreements, which are cancelable by customers, subject to cancellation charges to cover certain manufacturing costs and related expenses. In addition, approximately 14% of Cade's total net sales, directly and indirectly, during fiscal 1997 was attributable to government contracts which are subject to termination or renegotiation at the option of the U.S. Government. Historically, terminations and renegotiations of government contracts have not materially impacted the Company's earnings.

     During the fiscal years ended December 31, 1997, 1996 and 1995, sales to the Pratt & Whitney unit of United Technologies Corporation ("Pratt & Whitney") accounted for approximately 25%, 25% and 20% of total net sales, respectively, and sales to Boeing/McDonnell Douglas accounted for approximately 11%, 6%, and 5% of total sales, respectively. For the fiscal years ended December 31, 1997, 1996 and 1995, the Company's export sales as a percentage of total net sales were 22%, 17% and 23%, respectively.

     Cade competes in its manufacturing operations primarily on the basis of its design capability, precise quality standards, prompt delivery and price. Management believes that certain of the Company's competitors have adequate expertise in the use of composites to meet customers' quality standards and, as to such competitors, Cade competes primarily on the basis of quality, innovative design, cost effectiveness, and delivery. Some of the Company's manufacturing competitors, including customer-affiliated manufacturing units, are larger and have substantially greater resources than Cade. Efforts by the industry's original equipment manufacturers ("OEMs") to reduce the number of their suppliers have led to a consolidation among suppliers. The Company believes that it will benefit from the consolidation and from increased OEM outsourcing.

     Cade believes its Auto-Air subsidiary is one of only two manufacturers licensed to design and build test nacelle and related ground support equipment for large commercial jet engines and that its CENCO subsidiary is the only manufacturer licensed to build complete turnkey facilities for the testing and certification of gas turbine engines and one of three manufacturers for data acquisition systems. In addition, Cade believes it is one of only a limited number of suppliers for certain composite jet engine and air frame components whose manufacturing processes have been approved by the relevant engine manufacturer or other prime contractor. Such approval certifies that the Company has been audited by the prime contractor and meets or exceeds such contractor's process, quality control and material specifications.

     Cade competes in its repair and overhaul operations primarily on the basis of its expertise and ability to provide short turn times within the industry's stringent quality specifications and customers' pricing requirements. The Company's competitors for repair and overhaul services include substantially all commercial airlines and many large and small independent suppliers, many of which are larger and have substantially greater resources than Cade. The market for composite engine and airframe component overhaul and repair is fragmented with many small participants and several large, independent participants, with the major domestic competitors being the NORDAM Group, Aenocell Structures, Inc., Pemco Nacelle Services, Inc. and Aviation Equipment, Inc.

Backlog

     The Company's backlog includes both "firm" orders supported by customer purchase orders with fixed delivery dates and "blanket" purchase orders against which customers issue production releases covering relatively short time periods ("LTAs"). At December 31, 1997, the Company's backlog of orders was $79.4 million ($34.8 million at December 31, 1996), which included $17.7 million of scheduled orders under LTAs. Of the total year-end backlog, the Company expects to ship products generating $69.5 million of revenue in 1998. The Company's order backlog is subject to customer rights of cancellation or rescheduling, although in certain cases the Company would be entitled to receive termination payments. Overhaul and repair services typically involve short lead times and thus are not included in backlog numbers.

Employees

     Cade has approximately 600 employees, of which 55 are employed in design and design-related services; 380 are employed in manufacturing, repair and quality control; and 165 are employed in administration (management, sales and clerical). Approximately 21% of these employees are represented by a union.

Year 2000 Compliance

     The Company has undertaken a study to assess the potential impact of year 2000 issues on its business and internal operations. The study is also directed at estimating amounts to be expended relative to year 2000 issues and their impact on the Company's operations, liquidity and capital resources. In 1997, no material amount was expended on year 2000 issues. The Company believes the costs associated with transitioning its current computer environment to one that is fully year 2000 compliant is not material to its results of operations or its liquidity and capital resources, although the total cost of compliance with these issues is not yet known.

Forward Exchange and Currency Contracts

     The Company enters into foreign currency contracts as a hedge against foreign currency exposures for certain construction contracts to limit the Company's exposure to both favorable and unfavorable currency fluctuations. Such contracts are designated as a hedge of a firm commitment for construction or component manufacturing contracts denominated in foreign currencies, and any gains and losses are deferred and included in the measurement of the construction or component manufacturing contracts profitability. During 1997, the Company entered into forward currency contracts to hedge certain firm commitments for the delivery of goods and services for four construction or component manufacturing contracts denominated in foreign currencies. The purpose of the Company's foreign currency hedging activity is to protect it from the risk that the eventual dollar cash flows resulting from the delivery of goods and services to international customers will be adversely affected by changes in exchange rates. At December 31, 1997, the Company had forward currency contracts, all with a maturity of less than one year, to exchange British pounds, Thailand bahts and Singapore dollars for U.S. dollars in the amounts of $4,175,000, $6,066,000 and $3,383,000, respectively. There were no significant unrealized gains or losses related to foreign currency contracts at December 31, 1997.

Item 2.  Properties.
         ----------

     The Company's owned and leased facilities are designed and constructed for industrial purposes and are located in industrial districts. Each facility is well maintained, suitable for the Company's purposes, and effectively utilized. The table below sets forth certain information about the Company's principal manufacturing facilities.



                         Square    Owned                                Principal
Address                   Feet   or Leased       Description            Activity
-----------------------  ------  ----------  --------------------  -------------------

5640 Enterprise Drive    54,000  Owned       1 and 2 story         Composite
Lansing, MI                                  brick building        manufacturing
                                             in industrial park

537 Camden Drive         53,000  Owned       1 and 2 story         Manufacturing;
Grand Prairie, Texas                         metal building        repair and overhaul
                                             in industrial area

4075 Ruffin Road         44,000  Leased (1)  1 story reinforced    Manufacturing
San Diego, CA                                concrete building in
                                             industrial area

5720 Enterprise Drive    27,500  Owned       1 story brick         Composite
Lansing, MI                                  building in           manufacturing
                                             industrial park

74/76 First Street       45,100  Owned       1 story metal and     Manufacturing
Sunfield, MI                                 block building in
                                             industrial park

2920 Anthony Lane         8,000  Owned       1 story brick and     Office and software
St. Anthony, MN                              block building in     development
                                             industrial park

2924 Anthony Lane         9,800  Owned       1 story brick and     Office and program
St. Anthony, MN                              block building in     administration
                                             industrial park

2930 Anthony Lane        23,300  Owned       1 story brick and     Manufacturing
St. Anthony, MN                              block building in
                                             industrial park

______________________________
(1)  Lease expires January 31, 1999.


Item 3.  Legal Proceedings.
         -----------------

     The Company is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers of Cade are elected by the Board of Directors to serve until their successors are elected and qualified. Effective September 1, 1997, John W. Sandford assumed the position as Chairman and Chief Executive Officer and Terrell L. Ruhlman resigned as Chairman and Chief Executive Officer. The following table sets forth certain information about Cade's executive officers:

Name (Age)               Business Experience

John W. Sandford (63)    Chairman of the Board and Chief Executive Officer of
                         the Company since September 1997; formerly President and Chief Executive Officer of Rolls-Royce, Inc. from
                         1990 to January 1993; formerly Managing Director of
                         Rolls-Royce PLC Aerospace Group from January 1993 to
                         January 1995; currently director of Rolls-Royce PLC, nominee for director for Avcorp Industries and director of several other privately held entities; Member of the Company's Strategic Planning Committee and until
                         September 1, 1997 a member of the Company's
                         Compensation Committee.

Richard A. Lund (46)     President and Chief Operating Officer of the Company
                         since May 1990; Director of the Company since January
                         1991; Member of the Company's Strategic Planning
                         Committee; Chief Executive Officer of Auto-Air;
                         President of Auto-Air from 1988 through 1994.

Edward B. Stephens (50)  Vice President, Treasurer, Assistant Secretary and
                         Chief Financial Officer of the Company since July 1989; Member of the Company's Strategic Planning Committee.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
        ---------------------------------------------------------------------

     Information in response to this item is incorporated herein by reference to the information under the caption "Selected Financial Highlights - Market Prices" in the Company's 1997 Annual Report to Shareholders.

     On October 31, 1997, the Company issued 250,000 shares of its Common Stock pursuant to the exemption from registration under the Securities Act of 1933, as amended (the "1933 Act") contained in Section 4(2) (the "Exemption") of the 1933 Act. The shares were issued to the nine shareholders of CENCO as part of the consideration for the Company's acquisition of CENCO. The Company relied upon the representations of CENCO and CENCO's shareholders made in the Stock Purchase Agreement as to the availability of the Exemption.

Item 6. Selected Financial Data.
        -----------------------

     Information in response to this item is incorporated herein by reference to the information under the caption "Selected Financial Highlights" in the Company's 1997 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operation.
        ------------

     Information in response to this item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders.

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

     Developments in any of these areas, which are more fully described elsewhere in "Item 1 -- Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 7 of the Company's 1997 Annual Report to Shareholders, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

     Not applicable.

Item 8. Financial Statements and Supplementary Data.
        -------------------------------------------

     Information in response to this item is incorporated herein by reference to "Independent Auditor's Report," "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure.
        ---------------------

     Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

     Information in response to this item is incorporated herein by reference to
(i) the information under the caption "Election of Directors" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders ("Cade 1998 Proxy Statement") and (ii) the information under the caption "Executive Officers of the Registrant" in Part I hereof.

Item 11. Executive Compensation.
         ----------------------

     Information in response to this item is incorporated herein by reference to the information under the caption "Executive Compensation" in the Cade 1998 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

     Information in response to this item is incorporated herein by reference to the information under the caption "Principal Security Holders and Security Holdings of Management" in the Cade 1998 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

     Information in response to this item is incorporated herein by reference to the information under the caption "Election of Directors - Compensation of Directors" in the Cade 1998 Proxy Statement.

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------

     (a)  Documents filed:
          ---------------

          1.   Financial statements.
               --------------------

               The financial statements required to be filed by Item 8 hereof have been incorporated by reference to the Registrant's 1997 Annual Report to Shareholders and consist of the following:

                    Independent Auditor's Report.

                    Consolidated Balance Sheets as of December 31, 1997 and
                    1996.

                    Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

                    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                    Consolidated Statements of Changes in Shareholders' Equity for the three year period ended December 31, 1997.

                    Notes to Consolidated Financial Statements.

          2.   Financial statement schedules.
               -----------------------------

               The following financial statement schedules are included in Item 14(d) hereof:

               Independent Auditor's Report on Consolidated Financial Statement Schedule

               Schedule II - Valuation and Qualifying Accounts

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          3.   Management Contract and Compensatory Plans and Arrangements.
               -----------------------------------------------------------

               All management contracts and compensatory plans and arrangements are identified by an asterisk after the exhibit number on the attached Exhibit Index.

     (b)  Reports on Form 8-K:
          -------------------

               The Company filed a Current Report on Form 8-K dated October 31, 1997 to report in Item 2 the acquisition of CENCO and in Item 7 related financial statements and exhibits. The Current Report Included the following financial statements:

               Financial Statements of Business Acquired

               Consolidated Balance Sheets as of June 30, 1997 and 1996

               Consolidated Statements of Operations for the years ended June 30, 1997 and 1996

               Consolidated Statements of Retained Earnings for the years ended June 30, 1997 and 1996

               Consolidated Statements of Cash Flows for the years ended June 30, 1997 and 1996

               Notes to Consolidated Financial Statements

               Independent Auditors Report

               Consolidated Balance Sheet of September 30, 1997

               Consolidated Statement of Earnings for the three months ended September 30, 1997

               Consolidated Statement of Cash Flow for the three months ended September 30, 1997

               Notes to Financial Statements

               On January 13, 1998, the Company filed Amendment No. 1 to the Current Report on Form 8-K/A dated October 31, 1997 to add in Item 7 the following unaudited pro forma condensed consolidated financial statements of the Company and subsidiaries, reflecting the acquisition of CENCO:

               Introduction to Pro Forma Consolidated Financial Statements of Cade Industries, Inc. and Central Engineering Company (unaudited).

               Cade Industries, Inc. and Central Engineering Company Pro Forma Unaudited Consolidated Balance Sheet as of September 30, 1997 and the Pro Forma Unaudited Consolidated Statements of Operations for the nine months then ended on September 30, 1997 and year ended December 31, 1996.

               Notes to Unaudited Pro Forma Consolidated Financial Statements.

     (c)  Exhibits:
          --------

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

     (d)  Financial Statement Schedules:
          -----------------------------

                             CADE INDUSTRIES, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

----------------------------------------------------------------------------------------------------------------------------------

             COL. A                    COL. B                         COL. C                             COL. D           COL. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONS
                                                       --------------------------------------

                                  Balance at           Charged to Costs      Charged to                                 Balance
                                  Beginning of         and Expenses          Other Accounts--        Deductions--       at End
DESCRIPTION                       Period                                     Describe                Describe           of Period
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
 Reserves and allowances
 deducted from asset accounts:
  Valuation allowances:
   Inventory                        $  801,028               $  853,436          $205,000(1)           $365,775(2)     $1,493,689
   Deferred income taxes               610,000                                                          200,000(3)        410,000
   Other                               187,288                   70,325           150,000(1)                              407,613
  Amortization allowances:
   Goodwill                            645,070                  123,326                                                   768,396
   Other                               333,798                   20,394                                                   354,192
                                    ----------               ----------          --------              --------        ----------
                                    $2,577,184               $1,067,481          $355,000              $565,775        $3,433,890
                                    ==========               ==========          ========              ========        ==========

Year ended December 31, 1996:
 Reserves and allowances
 deducted from asset accounts:
  Valuation allowances:
   Inventory                        $  947,888                                                         $146,860(4)     $  801,028
   Deferred income taxes               640,000                                                           30,000(5)        610,000
   Other                               154,766               $   32,522                                                   187,288
  Amortization allowances:
    Goodwill                           536,219                  108,851                                                   645,070
    Other                              300,206                   33,592                                                   333,798
                                    ----------               ----------                                --------        ----------
                                    $2,579,079               $  174,965                                $176,860        $2,577,184
                                    ==========               ==========                                ========        ==========

Year ended December 31, 1995:
 Reserves and allowances
 deducted from asset accounts:
  Valuation allowances:
   Inventory                        $  461,627               $   56,261          $430,000(1)                           $  947,888
   Deferred income taxes               536,000                                    104,000(1)                              640,000
   Other                               135,619                   24,466                                $  5,319(6)        154,766
  Amortization allowances:
    Goodwill                           444,898                   91,321                                                   536,219
    Other                              253,588                   46,618                                                   300,206
                                    ----------               ----------          --------              --------        ----------
                                    $1,831,732               $  218,666          $534,000              $  5,319        $2,579,079
                                    ==========               ==========          ========              ========        ==========

(1) Valuation of allowances recorded via purchase accounting for acquisition of Central Engineering Company (1997) and Pollux Corporation (1995).
(2)  Write-off of specific inventory items.
(3)  Adjustment of valuation allowance to realizable amount.
(4)  Sale of reserved inventory.
(5)  Adjustments to valuation allowance from Internal Revenue Service review.
(6)  Uncollectible accounts written-off, net of recoveries.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADE INDUSTRIES, INC.


By /s/ John W. Sandford                       Dated March 30, 1998
   ----------------------------------------               --
   John W. Sandford, Chairman of
   the Board, Chief Executive Officer
   and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




Signature                Title                          Date
---------                -----                          ----


/s/ Molly F. Cade
----------------------   Director                       March 30, 1998
Molly F. Cade                                                 --

/s/ Conrad G. Goodkind
----------------------   Director and Secretary         March 30, 1998
Conrad G. Goodkind                                            --

/s/ William T. Gross
----------------------   Director                       March 30, 1998
William T. Gross                                              --

/s/ Richard A. Lund
----------------------   President, Chief Operating     March 30, 1998
Richard A. Lund          Officer and Director                 --

                         Director                       March   , 1998
----------------------                                        --
Joseph R. O'Gorman

/s/ Terrell L. Ruhlman
-----------------------  Director                       March 30, 1998
Terrell L. Ruhlman                                            --

/s/ John W. Sandford
-----------------------  Chairman of the Board and      March 30, 1998
John W. Sandford         Chief Executive Officer              --
                         (principal executive officer)
/s/ Edward B. Stephens
-----------------------  Vice President, Treasurer      March 30, 1998
Edward B. Stephens       and Chief Financial Officer          --
                         (principal financial and
                         accounting officer)

                             CADE INDUSTRIES, INC.

                     Exhibit Index to Report on Form 10-K
                  for the fiscal year ended December 31, 1997


Exhibit                                                         Incorporated herein                      Filed
  No.           Description                                     by reference to:                         Herewith
-------         -----------                                     -------------------                      --------
  2.1           Agreement and Plan of Merger by                 Exhibit 2.1 to the Registrant's
                and among Cade Industries, Inc., Pollux         Form S-4 Registration Statement dated
                Acquisition Corporation, Pollux                 October 28, 1994, Registration No. 33-83130
                Corporation and H.A.C. Corporation              ("1994 S-4")
                dated as of May 24, 1994
                ("Agreement and Plan of Merger")

  2.2           Amendment No. 1 to Agreement and                Exhibit 2.2 to Registrant's 1994 S-4
                Plan of Merger

  2.3           Stock Purchase Agreement for the                Exhibit 2 to Registrant's Current Report
                Acquisition of Central Engineering              on Form 8-K dated October 31, 1997
                Company by the Registrant dated as of           ("10/31/97 8-K)
                October 31, 1997

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


  4.5           Fourth Amendment to Amended and                 Exhibit 4.1 to Registrant's
                Restated Revolving Credit and Term              Form 10-Q for the quarter ended
                Loan Agreement dated September 29, 1995         June 30, 1996
                by and between Cade Industries, Inc.,
                and Comerica Bank

                                      11

Exhibit                                                         Incorporated herein                      Filed
  No.           Description                                     by reference to:                         Herewith
-------         -----------                                     -------------------                      --------

  4.6           Fifth Amendment to Amended and                  Exhibit 4.6 to Registrant's Form 10-K
                Restated Revolving Credit and Term              for the year ended December 31, 1996
                Loan Agreement dated February 19, 1997
                by and between Cade Industries, Inc.,
                and Comerica Bank

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

 4.12           Amended and Restated Guaranty                   Exhibit 4.8 to Registrant's 1994 10-K
                dated as of January 30,1995,
                between Comerica Bank and
                Cade Composites, Inc.

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

 4.14           Guaranty dated as of                            Exhibit 4.10  to Registrant's 1994 10-K
                January 30, 1995, between
                Comerica Bank and Cade Commercial
                Composites, Inc.

 4.15           Guaranty dated as of                            Exhibit 4.11 to Registrant's 1994 10-K
                December 1, 1994, between Comerica
                Bank and Pollux Acquisition
                Corporation

 4.16           Guaranty dated as of                            Exhibit 4.12 to Registrant's 1994 10-K

Exhibit                                         Incorporated herein                       Filed
No.        Description                          by reference to:                          Herewith
-------    -----------                          -------------------                       ---------

4.17       Form of 6% Subordinated Notes        Exhibit 2.1 to Registrant's 1994
           issued in the initial aggregate      S-4
           principal amount of $2,861,040

4.18       Fifth Amendment to Amended and       Exhibit 4.1 to Registrant's Form 10-Q
           Restated Revolving Credit and        for the quarterly period ended
           Term Loan Agreement Dated            March 31, 1997
           September 29, 1995 by and
           between Cade Industries, Inc.
           and Comerica Bank

4.19       Second Amended and Restated Credit   Exhibit 4.1 to Registrant's
           Agreement, dated October 31,         10/31/97 8-K
           1997, by and between Cade Industries,
           Inc. and Bank


4.20       Line of Credit Note dated October    Exhibit 4.2 to Registrant's
           31, 1997                             10/31/97 8-K


4.21       Term Note A, dated October 31,       Exhibit 4.3 to Registrant's
           1997                                 10/31/97 8-K


4.22       Term Note B, dated October 31,       Exhibit 4.4 to Registrant's
           1997                                 10/31/97 8-K


4.23       Term Note C, dated October 31,       Exhibit 4.5 to Registrant's
           1997                                 10/31/97 8-K


10.1       I.A.M. National Pension Benefit      Exhibit 19.4 to Registrant's
           Fund, benefit plan B standard        Form 10-Q for the quarter ended
           participation agreement              June 30, 1986

10.2       Sublease dated March 29, 1991 and    Exhibit 10.15 to Registrant's
           First Amendment Sublease             Annual Report on Form 10-K for the
           dated April 24, 1991                 year ended   December  31, 1991
           between Cade Composites,             ("1991 10-K")
           and Scientific-Atlanta, Inc.
           for premises located at
           4075 Ruffin Road, San Diego, CA




10.3*      Employee Agreement dated January     Exhibit 10.14 to Registrant's
           29, 1991 with Edward B. Stephens     Form 10-Q for the quarter ended
                                                March 31, 1991

10.4*      Nonstatutory Stock Option            Exhibit 10.7 to Registrant's
           Agreement for the Benefit of         1994 10-K
           Terrell L. Ruhlman

10.5*      Amendment to Employment Agreement    Exhibit 10.7 to Registrant's
           between Richard Gribbins             1995 10-K
           and the Registrant dated May 11, 1995




10.6*      Employment Agreement between         Exhibit 10.8 to Registrant's
           Richard A. Lund and the              1995 10-K
           Registrant dated May 2, 1995


10.7       Collective Bargaining Agreement      Exhibit 10.10 to Registrant's
           effective                            1995 10-K



Exhibit                                                             Incorporated herein                           Filed
  No.           Description                                         by reference to:                              Herewith
-------         -----------                                         -------------------                           --------
                March 15, 1995 between Auto-Air
                Composites, Inc. and Lodge No. 2184,
                International Association of Machinists

10.8*           Cade Industries, Inc. 1990                          Exhibit 10.10 to Registrant's 1989 10-K
                Nonqualified Stock Option Plan
                ("1990 Stock Option Plan")

10.9*           Amendment No. 1 to 1990 Stock Option Plan           Exhibit 10.18 to Registrant's 1991 10-K


10.10*          Cade Industries, Inc. 1994 Stock Option             Exhibit 10.13 to Registrant's 1994 10-K
                Plan ("Director Stock Option Plan")

10.11*          Form of Option Agreement under                      Exhibit 10.14 to Registrant's 1994 10-K
                Director Stock Option Plan

10.12*          Lund/Stephens 1996 Incentive Plans                  Exhibit 10.12 to Registrant's Form 10-Q
                                                                    for the quarterly period ended June 30,
                                                                    1997 ("June 1997 10-Q")

10.13*          Lund/Stephens 1997 Incentive Plans                  Exhibit 10.13 to Registrant's June 1997 10-Q

10.14*          Sandford/Lund/Stephens 1998 Incentive Plans                                                              X

13.1            Incorporated portions of 1997 Annual Report                                                              X
                to Shareholders

21.1            Subsidiaries of the Registrant                                                                           X

23.1            Consent of Deloitte & Touche LLP to                                                                      X
                incorporation by reference

27              Financial Data Schedule                                                                                  X

* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.