Form 10-Q
period 1998-03-31
CADE INDUSTRIES INC
filed 1998-05-14
CIK 356211

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    March 31, 1998
                                       ------------------

                                      OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission file number           0-12808
                       --------------------
                             Cade Industries, Inc.
                ----------------------------------------------
            (Exact name of registrant as specified in its charter)

             Wisconsin                          39-1371038
       -----------------------           ------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)          Identification No.)

            2365 Woodlake Drive, Suite 120, Okemos, Michigan  48864
            -------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (517) 347-1333
                      -----------------------------------
             (Registrant's telephone number, including area code)

             _____________________________________________________
                (Former name, former address and former fiscal
                      year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No __
    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Common stock, $0.001 Par Value -- 22,028,627 shares as of
                                 May 12, 1998

                                     INDEX

                             CADE INDUSTRIES, INC.
                             ---------------------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
                                                                PAGE
     Condensed Consolidated Balance Sheets                       1
     Condensed Consolidated Statements of
      Income for the three months ended
      March 31, 1998 and 1997                                    3

     Condensed Consolidated Statements of Cash Flows
      for the three months ended March 31, 1998
      and 1997                                                   4

     Notes to Condensed Consolidated Financial
      Statements                                                 5

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                              7

Item 3. Quantitative and Qualitative Disclosures About
         Market Risk                                             9

PART II - OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders     10

Item 5. Other Information                                       10

Item 6. Exhibits and Reports on Form 8-K                        11

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CADE INDUSTRIES, INC.

                                                           March 31
                                                             1998            December 31,
                                                         (Unaudited)            1997*
                                                        --------------      --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                             $      540,425      $    1,093,176
  Trade accounts receivable - net                           17,884,123          12,687,969
  Costs and estimated earnings in excess
     of billings on uncompleted contracts                    1,556,358           2,053,922
  Inventories:
    Finished goods and work in progress                      8,312,299           7,227,176
    Materials and supplies                                   6,937,835           6,571,791
                                                        --------------      --------------
                                                            15,250,134          13,798,967

  Deferred income taxes                                      1,154,000           1,154,000
  Prepaid expenses and other current assets                    191,796             413,132
                                                        --------------      --------------
            TOTAL CURRENT ASSETS                            36,576,836          31,201,166

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                        737,365             737,365
  Buildings                                                  6,966,809           6,934,411
  Machinery and equipment                                   11,704,015          11,430,507
  Tooling                                                   13,456,348          12,447,568
                                                        --------------      --------------
                                                            32,864,537          31,549,851
  Less accumulated depreciation and amortization            14,641,440          13,887,690
                                                        --------------      --------------
                                                            18,223,097          17,662,161
INTANGIBLE AND OTHER ASSETS
  Goodwill - net                                             5,481,177           5,552,849
  Other assets                                                 232,052             153,715
                                                        --------------      --------------
                                                             5,713,229           5,706,564
                                                        --------------      --------------

                                                        $   60,513,162      $   54,569,891
                                                        ==============      ==============

CADE INDUSTRIES, INC.


                                                          March 31,
                                                            1998           December 31,
                                                         (Unaudited)          1997*
                                                        -------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank                                  $   3,780,000      $  1,460,000
  Current portion of long-term debt                         2,962,367         3,012,998
  Trade accounts payable                                    5,343,140         5,190,782
  Employee compensation and amounts withheld                1,939,209         2,471,638
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                       8,686,905         5,626,388
  Accrued expenses                                          2,006,974         1,609,611
  Accrued income taxes                                        546,358           395,088
                                                        -------------      ------------
        TOTAL CURRENT LIABILITIES                          25,264,953        19,766,505

LONG-TERM DEBT                                             10,062,295        10,682,554

DEFERRED INCOME TAXES                                         788,000           788,000

SHAREHOLDERS' EQUITY
  Preferred Stock, 10% cumulative, non-voting,
    stated value $300 per share; authorized 500
    shares, none issued
  Common Stock, par value $.001 per share;
    authorized 100,000,000 shares, issued
    22,338,859 shares (22,238,859 shares in 1997)              22,339            22,239
  Additional paid-in capital                                9,480,110         9,360,968
  Retained earnings                                        15,394,008        14,475,571
                                                        -------------      ------------
                                                           24,896,457        23,858,778
  Less cost of Common Stock in treasury
     (300,232 and 350,055 shares in 1998 and
     1997, respectively)                                      498,543           525,946
                                                        -------------      ------------
                                                           24,397,914        23,332,832
                                                        -------------      ------------

                                                        $  60,513,162      $ 54,569,891
                                                        =============      ============


* The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CADE INDUSTRIES, INC.

                                                 Three Months Ended March 31
                                                 ---------------------------
                                                     1998            1997
                                                 ------------    -----------
Sales                                             $21,913,348    $12,355,557

Operating expenses:
  Cost of sales                                    16,637,336      9,376,113
  Selling, general and administrative expenses      3,587,418      2,103,835
                                                  -----------    -----------
                                                   20,224,754     11,479,948
                                                  -----------    -----------

  INCOME FROM OPERATIONS                            1,688,594        875,609

Interest expense - net                                328,157        185,166
                                                  -----------    -----------

  INCOME BEFORE INCOME TAXES                        1,360,437        690,443

Income taxes                                          442,000        219,000
                                                  -----------    -----------

  NET INCOME                                      $   918,437    $   471,443
                                                  ===========    ===========

  NET INCOME PER SHARE
     Basic                                        $      0.04    $      0.02
     Diluted                                             0.04           0.02

See notes to condensed consolidated financial statements.

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CADE INDUSTRIES, INC.

                                                   Three Months Ended March 31
                                                   ---------------------------
                                                       1998            1997
                                                   -----------      ----------
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES                               $(1,411,205)     $1,398,298

INVESTING ACTIVITIES
  Additions to property, plant and equipment          (958,900)       (981,446)


FINANCING ACTIVITIES
  Increase (decrease) in note payable to bank        2,320,000        (665,000)
  (Payments) of long-term debt - net of new
    borrowing proceeds                                (670,890)        202,159
  Exercise of stock options                             81,250
  Purchase of common stock for treasury                                (35,325)
  Other                                                 86,994          67,550
                                                   -----------      ----------
                                                     1,817,354        (430,616)
                                                   -----------      ----------

DECREASE IN CASH AND CASH
  EQUIVALENTS                                         (552,751)        (13,764)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                  1,093,176          21,606
                                                   -----------      ----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                    $   540,425      $    7,842
                                                   ===========      ==========

See notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             CADE INDUSTRIES, INC.

                                MARCH 31, 1998

NOTE A--BASIS OF PRESENTATION
-----------------------------

The condensed consolidated financial statements as of and for the three month periods ended March 31, 1998 and 1997, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary (consisting only of normal recurring accruals) for a fair presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B--EARNINGS PER SHARE
--------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three Months Ended March 31
                                                  ---------------------------
                                                       1998         1997
                                                   -----------  -----------
Numerator:
  Numerator for basic and diluted earnings
   per share - income available to
   common shareholders                             $   918,437  $   471,443
                                                   ===========  ===========


Denominator:
  Denominator for basic earnings per share -
   weighted average shares                          21,979,805   21,710,141

  Effect of dilutive stock options - potential
   common shares                                       556,282      289,295
                                                   -----------  -----------


  Denominator for diluted earnings per share -
   adjusted weighted-average shares                 22,536,087   21,999,436
                                                   ===========  ===========


Basic Earnings Per Share                           $      0.04  $      0.02
                                                   ===========  ===========


Diluted Earnings Per Share                         $      0.04  $      0.02
                                                   ===========  ===========


NOTE C--NEW ACCOUNTING PRONOUNCEMENT
------------------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued after December 15, 1997, and requires all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Other comprehensive income may include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has adopted this accounting standard effective January 1, 1998, as required, and currently there are no items that qualify as "other comprehensive income." Accordingly, no separate statement has been presented herein.

PART I, ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             CADE INDUSTRIES, INC.

                             RESULTS OF OPERATIONS
                             ---------------------

SALES
-----

The Company's net sales of $21,913,000 in the first quarter of 1998 represented an increase of 77.4% or $9,558,000 from the same quarter of 1997. The higher sales for the first quarter of 1998 primarily reflect increased sales of jet engine test facilities and related ground testing equipment as a result of the October 1997 acquisition of Central Engineering Company and its subsidiaries ("Cenco") which contributed revenues of $6.8 million. The Company's operations, excluding Cenco, had increased revenues of 22.6% from the first quarter of 1997, resulting from higher sales of military spares, OEM gas turbine engine components and repair and overhaul services.

At March 31, 1998, the Company's backlog was $84.1 million ($40.2 million at March 31, 1997) which includes both firm orders supported by customer purchase orders with fixed delivery dates, and blanket purchase orders against which customers issue production releases covering relatively short time periods. Cenco's order backlog was $32.0 million of the Company's March 31, 1998 total $84.1 million backlog. Overhaul and repair orders are not included in the order backlog due to their very short lead times. These sales currently represent about 22.3% of Cade's total annual sales.

COST OF SALES
-------------

Cost of sales for the first quarter of 1998 increased $7,261,000 or 77.4% from the same quarter of 1997. The increase from the prior year's quarter was primarily due to the higher sales in 1998. Cost of sales as a percent of sales was 75.9% in both the first quarters of 1998 and 1997. Material cost of sales as a percent of sales increased in the first quarter of 1998 due to the inclusion of the operations of Cenco, the Company's newest subsidiary, which manufactures jet engine test facilities and certain related ground testing equipment. A portion of Cenco's contracts to manufacture engine test facilities involves building construction by subcontractors, the costs of which are considered as material costs and are passed through to the customers. The increase in the material cost percentage was offset by decreases in both tooling amortization and overhead costs as a percent of sales. The decreased tooling amortization cost percentage resulted from a shift in the mix of ground test equipment sales. Overhead cost of sales as a percent of sales decreased as a result of continued cost containment efforts and the spreading of fixed manufacturing costs over a larger sales base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses ("administrative expenses") as a percent of sales were 16.4% and 17.0% for the first quarters of 1998 and 1997, respectively. The decreased percentage of administrative expenses from the 1997 quarter is primarily the result of the 77.4% increase in sales and the corresponding spreading of these costs over a larger sales base.

Actual amounts expended increased by $1,484,000 ($792,000 attributable to Cenco) from the first quarter of 1997 to the same quarter of 1998. Factors contributing to the higher dollar level of administrative expenditures (excluding Cenco) were increased marketing costs, professional and consulting fees relating to development of internal production and information systems, certain insurance costs, administrative staff and related costs and travel-related costs incurred to support the higher current and expected sales volumes.

NET INTEREST EXPENSE
--------------------

Net interest expense as a percent of sales was 1.5% for both the first quarters of 1998 and 1997, while the actual amount increased by $143,000 to $328,000. The increase in the net amount of interest expense was due to the additional debt associated with the acquisition of Cenco.

INCOME TAX EXPENSE
------------------

Income taxes were $442,000 or 2.0% of sales in the 1998 first quarter, compared to $219,000 or 1.8% of sales for the same quarter of 1997. The effective tax rate is lower than the statutory rate due primarily to the lower tax rate of the Company's foreign sales corporation.

NET INCOME
----------

Net income of $918,000 in the 1998 first quarter represents an increase in after-tax earnings of $447,000 or 94.9%, from the 1997 first quarter, as a result of the factors discussed above.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Company has historically met its working capital and longer term capital needs through operating cash flow, short and long-term bank debt and leasing arrangements on certain items of capital equipment. The Company financed its 1997 acquisition of Cenco with long-term bank debt and the issuance of its common stock.

During the first quarter of 1998, capital was used principally to fund the Company's inventory and accounts receivable. Management expects to gradually reduce its present level of investment in inventory during 1998 and to increase its present level of investment in plant facilities, production and information system technology, tooling and equipment for improved manufacturing efficiency and quality enhancement. The Company will also continue to seek acquisition opportunities to expand and/or diversify its markets.

At the end of the quarter, the Company maintained a $9,000,000 unsecured credit line with a bank, $2,524,000 of which was available at March 31, 1998, after consideration of actual line of credit usage and credit line commitments to support foreign exchange contracts and letters of credit. The Company also had outstanding approximately $11,702,000 of secured term debt, and $1,323,000 of subordinated notes.

The Company is currently studying the potential impact of year 2000 issues on its business and internal operations. The study is also directed at estimating amounts to be expended relative to year 2000 issues and their impact on the Company's operations, liquidity and capital resources. To date, no material amount has been expended on year 2000 issues. The Company believes the costs associated with transitioning its current computer environment to one that is fully year 2000 compliant is not material to its results of operations or its liquidity and capital resources, although the total cost of compliance with these issues is not yet known.

Management believes that expected increased revenues and on-going emphasis on working capital management will provide cash flow from operations. As a result, the Company's cash flow from operations, its current credit facilities and available financing opportunities are felt to be adequate to finance its current operations and capital expenditure requirements at present and anticipated levels.

Certain of the information contained in Item 2 is of a forward looking nature and is subject to various uncertainties. See Item 5.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

a
                           PART II  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------
At the Company's Annual Meeting of Shareholders on May 5, 1998, shareholders elected the seven nominees for the Board of Directors. There was no solicitation in opposition to the nominees proposed in the Proxy Statement and there were no abstentions or broker nonvotes. The votes with respect to the nominees were as follows:


DIRECTOR NAME                     VOTES FOR                VOTES WITHHELD
-------------                     ----------               --------------
Molly F. Cade                     20,082,976                   35,590
Conrad G. Goodkind                20,083,876                   34,690
William T. Gross                  20,081,676                   36,890
Richard A. Lund                   20,083,506                   35,060
Joseph R. O'Gorman                20,072,626                   45,940
Terrell L. Ruhlman                20,078,606                   39,960
John W. Sandford                  20,083,576                   34,990

In addition, the Company's 1998 Omnibus Incentive Stock Plan was approved, with 12,226,817 votes in favor, 710,290 against, 123,695 abstaining, and 7,057,764 broker nonvotes.

ITEM 5.   OTHER INFORMATION

The Company's officers may, when appropriate, make public statements that contain forward looking information as to industry conditions and the Company's sales and earnings. Forward looking information is subject to risks and uncertainties that may significantly impact expected results. Among the factors that could cause actual results to differ materially from those which are anticipated are the following: business conditions generally and conditions specifically in the aircraft and aerospace industries; timing of receipt and delivery of orders; the timing and satisfactory completion of engine test facilities; price fluctuations for raw materials and labor; competitive factors, including price competition from other suppliers of similar products and overhaul and repair services; risk of obsolescence of tooling inventory before full amortization on project costs; cancellation of orders; foreign currency exchange rates, the ability to obtain effective hedges against fluctuations in currency exchange rates; and foreign trade and fiscal policies.

Change In Chief Executive Officer
---------------------------------

At the Company's Annual Meeting of Shareholders, the Company announced the election of Cade Industries' President and Chief Operating Officer, Richard A. Lund, to President and Chief Executive Officer. John W. Sandford, who had been named Chairman and Chief Executive Officer of the Company effective September 1, 1997, made the announcement and remains as Chairman. Mr. Lund has been associated with Cade Industries since 1983 and has served as the Company's President and Chief Operating Officer since April 1990.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is filed herewith:

Exhibit 27.        Financial Data Schedule

(b) The Company has not filed any Reports on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CADE INDUSTRIES, INC.
                                   ---------------------

May 13, 1998
                                By /s/ Edward B. Stephens
                                   -----------------------------
                                   Edward B. Stephens
                                   Vice President, Treasurer and
                                   Chief Financial Officer

                             CADE INDUSTRIES, INC.

                                     * * *

                                 EXHIBIT INDEX

                                       TO

               QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                                 MARCH 31, 1998

              EXHIBIT                 INCORPORATED HEREIN     FILED
              NUMBER  DESCRIPTION      BY REFERENCE TO:     HEREWITH
              ------  --------------  -------------------   --------

              27      Financial Data
                        Schedule                               X