Form 10-Q
period 1998-06-30
CADE INDUSTRIES INC
filed 1998-08-13
CIK 356211

                                   FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1998
                               --------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission file number       0-12808
                       ---------------------

                             Cade Industries, Inc.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Wisconsin                               39-1371038
---------------------------------           ------------------------
  (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)              Identification No.)

            2365 Woodlake Drive, Suite 120, Okemos, Michigan 48864
            ------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (517) 347-1333
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

             ------------------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

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

            Common stock, $0.001 Par Value--21,968,627 shares as of
                                August 6, 1998

                                     INDEX

                             CADE INDUSTRIES, INC.
                             ---------------------

                                                                            PAGE

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets                                   1

     Condensed Consolidated Statements of
       Income for the three months ended
       June 30, 1998 and 1997                                                3

     Condensed Consolidated Statements of Income
       for the Six Months Ended June 30, 1998
       and 1997                                                              4

     Condensed Consolidated Statements of Cash Flows
       for the six months ended June 30, 1998
       and 1997                                                              5

     Notes to Condensed Consolidated Financial
       Statements                                                            6

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                         9

Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                                       11

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                   12

Item 2. Changes in Securities and Use of Proceeds                           12

Item 4. Submission of Matters to a Vote of Security Holders                 12

Item 5. Other Information                                                   12

Item 6. Exhibits and Reports on Form 8-K                                    13

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CADE INDUSTRIES, INC.

                                                                    June 30,
                                                                     1998                  December 31,
                                                                  (Unaudited)                 1997*
                                                                  ------------             ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $   157,870             $ 1,093,176
  Trade accounts receivable - net                                   13,178,254              12,687,969
  Costs and estimated earnings in excess
     of billings on uncompleted contracts                            2,430,187               2,053,922
  Inventories:
    Finished goods and work in progress                              8,514,532               7,227,176
    Materials and supplies                                           7,525,128               6,571,791
                                                                   -----------             -----------
                                                                    16,039,660              13,798,967

  Deferred income taxes                                              1,154,000               1,154,000
  Prepaid expenses and other current assets                            785,416                 413,132
                                                                   -----------             -----------
            TOTAL CURRENT ASSETS                                    33,745,387              31,201,166

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                737,365                 737,365
  Buildings                                                          6,959,870               6,934,411
  Machinery and equipment                                           12,294,334              11,430,507
  Tooling                                                           12,660,765              12,447,568
                                                                   -----------             -----------
                                                                    32,652,334              31,549,851
  Less accumulated depreciation and amortization                    14,618,416              13,887,690
                                                                   -----------             -----------
                                                                    18,033,918              17,662,161
INTANGIBLE AND OTHER ASSETS
  Goodwill - net                                                     5,431,103               5,552,849
  Other assets                                                         228,115                 153,715
                                                                   -----------             -----------
                                                                     5,659,218               5,706,564
                                                                   -----------             -----------
                                                                   $57,438,523             $54,569,891
                                                                   ===========             ===========

                                                                     (Continued)

CADE INDUSTRIES, INC.

                                                                   June 30,
                                                                    1998                 December 31,
                                                                 (Unaudited)                1997*
                                                                 -----------              -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank                                           $   850,000              $ 1,460,000
  Current portion of long-term debt                                2,968,609                3,012,998
  Trade accounts payable                                           4,455,747                5,190,782
  Employee compensation and amounts withheld                       2,077,940                2,471,638
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                              8,168,628                5,626,388
  Accrued expenses                                                 2,493,617                1,609,611
  Accrued income taxes                                               649,860                  395,088
                                                                 -----------              -----------
        TOTAL CURRENT LIABILITIES                                 21,664,401               19,766,505

LONG-TERM DEBT                                                     9,525,556               10,682,554

DEFERRED INCOME TAXES                                                788,000                  788,000

SHAREHOLDERS' EQUITY
  Preferred Stock, 10% cumulative, non-voting,
    stated value $300 per share; authorized 500
    shares, none issued
  Common Stock, par value $.001 per share;
    authorized 100,000,000 shares, issued
    22,348,859 shares (22,238,859 shares in 1997)                     22,349                   22,239
  Additional paid-in capital                                       9,491,975                9,360,968
  Retained earnings                                               16,473,695               14,475,571
                                                                 -----------              -----------
                                                                  25,988,019               23,858,778
  Less cost of Common Stock in treasury
     (310,232 and 350,055 shares in 1998 and
     1997, respectively)                                             527,453                  525,946
                                                                 -----------              -----------
                                                                  25,460,566               23,332,832
                                                                 -----------              -----------
                                                                 $57,438,523              $54,569,891
                                                                 ===========              ===========

 * The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CADE INDUSTRIES, INC.

                                                                           Three Months Ended
                                                                                 June 30
                                                                   ------------------------------------
                                                                      1998                     1997
                                                                   -----------              -----------
Sales                                                              $24,098,408              $12,952,885
Operating expenses:
  Cost of sales                                                     18,752,711                9,826,307
  Selling, general and administrative expenses                       3,542,038                2,149,744
                                                                   -----------              -----------
                                                                    22,294,749               11,976,051
                                                                   -----------              -----------
  INCOME FROM OPERATIONS                                             1,803,659                  976,834
Interest expense - net                                                 325,972                  190,891
                                                                   -----------              -----------
  INCOME BEFORE INCOME TAXES                                         1,477,687                  785,943
Income taxes                                                           398,000                  248,000
                                                                   -----------              -----------
  NET INCOME                                                       $ 1,079,687              $   537,943
                                                                   ===========              ===========
  NET INCOME PER SHARE
     Basic                                                         $      0.05              $      0.02
     Diluted                                                              0.05                     0.02

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CADE INDUSTRIES, INC.

                                                                            Six Months Ended
                                                                                 June 30
                                                                   ------------------------------------
                                                                      1998                     1997
                                                                   -----------              -----------
Sales                                                              $46,011,756              $25,308,442
Operating expenses:
  Cost of sales                                                     35,390,047               19,202,420
  Selling, general and administrative expenses                       7,129,456                4,253,579
                                                                   -----------              -----------
                                                                    42,519,503               23,455,999
                                                                   -----------              -----------
  INCOME FROM OPERATIONS                                             3,492,253                1,852,443
Interest expense - net                                                 654,129                  376,057
                                                                   -----------              -----------
  INCOME BEFORE INCOME TAXES                                         2,838,124                1,476,386
Income taxes                                                           840,000                  467,000
                                                                   -----------              -----------
  NET INCOME                                                       $ 1,998,124              $ 1,009,386
                                                                   ===========              ===========
  NET INCOME PER SHARE
     Basic                                                         $      0.09              $      0.05
     Diluted                                                              0.09                     0.05

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CADE INDUSTRIES, INC.

                                                                             Six Months Ended June 30
                                                                    ------------------------------------------
                                                                        1998                           1997
                                                                        ----                           ----
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES                                                $ 2,302,347                     $   657,255

INVESTING ACTIVITIES
  Additions to property, plant and equipment                         (1,577,475)                     (1,420,473)
  Other                                                                                                 (36,625)
                                                                    -----------                     -----------
                                                                     (1,577,475)                     (1,457,098)

FINANCING ACTIVITIES
  Increase (decrease) in note payable to bank                          (610,000)                        960,000
  (Payments) of long-term debt - net of new
    borrowing proceeds                                               (1,201,387)                        (30,869)
  Exercise of stock options                                              93,125                           3,828
  Purchase of common stock for treasury                                 (28,910)                       (127,268)
  Other                                                                  86,994                          63,722
                                                                    -----------                     -----------
                                                                     (1,660,178)                        869,413
                                                                    -----------                     -----------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                     (935,306)                         69,570

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                 1,093,176                          21,606
                                                                    -----------                     -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                     $   157,870                     $    91,176
                                                                    ===========                     ===========

See notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             CADE INDUSTRIES, INC.

                                 JUNE 30, 1998

NOTE A -- BASIS OF PRESENTATION
-------------------------------

The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 1998 and 1997, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary (consisting only of normal recurring accruals) for a fair presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B -- EARNINGS PER SHARE
----------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended June 30             Six Months Ended June 30
                                                        ----------------------------          ----------------------------
                                                           1998             1997                 1998             1997
                                                        -----------      -----------          -----------      -----------
Numerator:
  Numerator for basic and diluted earnings
    per share - income available to
    common shareholders                                 $ 1,079,687      $   537,943          $ 1,998,124      $ 1,009,386
                                                        ===========      ===========          ===========      ===========
Denominator:
  Denominator for basic earnings per share -
    weighted average shares                              22,034,891       21,683,270           22,007,499       21,696,631

  Effect of dilutive stock options - potential
    common shares                                           710,286          344,131              633,284          316,713
                                                        -----------     ------------          -----------      -----------
  Denominator for diluted earnings per share -
    adjusted weighted-average shares                     22,745,177       22,027,401           22,640,783       22,013,344
                                                        ===========      ===========          ===========      ===========
Basic Earnings Per Share                                $      0.05      $      0.02          $      0.09      $      0.05
                                                        ===========      ===========          ===========      ===========
Diluted Earnings Per Share                              $      0.05      $      0.02          $      0.09      $      0.05
                                                        ===========      ===========          ===========      ===========

NOTE C -- SUBSEQUENT EVENT
--------------------------

On August 4, 1998 the Board of Directors of the Company adopted a shareholder rights plan and declared a rights dividend of one common stock purchase right for each share of common stock outstanding on August 7,1998 and provided that one right would be issued with each share of common stock thereafter issued.
The shareholder rights plan provides that in the event a person or group acquires or seeks to acquire 15% or more of the outstanding common stock of the Company, the rights, subject to certain limitations, will become exercisable. Each right, once exercisable, initially entitles the holder thereof (other than the acquiring person whose rights are canceled) to purchase from the Company one share of common stock at an initial exercise price of $15, subject to adjustment, or, upon the occurrence of certain events, common stock of the Company or common stock of an acquiring company having a market value equivalent to two times the exercise price. Subject to certain conditions, the rights are redeemable by the Board of Directors for $.0001 per right and are exchangeable for shares of common stock. The rights have no voting power and expire on August 3, 2008. The Company filed a Form 8-K with the Securities and Exchange Commission on August 7, 1998, which provides a full description of the plan.

NOTE D -- NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

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

In June 1997 the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way public companies report information about operating segments and requires select information be reported in both interim and annual reports. The Statement is effective for fiscal years beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application, although restatement of interim periods presented is required in subsequent interim reports. The Company is required to adopt this standard for the year ended December 31, 1998.

In February 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for the Company's financial statements for the year ending December 31, 1998.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             CADE INDUSTRIES, INC.

                             RESULTS OF OPERATIONS
                             ---------------------

SALES
-----

The Company's net sales of $24,098,000 in the second quarter of 1998 represented an increase of 86.0% or $11,146,000 from the same quarter of 1997, while net sales of $46,012,000 for the six months ended June 30, 1998, represented an increase of $20,703,000 or 81.8% compared to the same six month period of the prior year. The higher sales for both the second quarter and six month periods primarily reflect increased demand for aircraft products, the Company's continued product diversification and increased sales of jet engine test facilities and related ground testing equipment as a result of the October 1997 acquisition of Central Engineering Company and its subsidiaries ("Cenco") which contributed revenues of $8.6 million and $15.4 million, respectively. The Company's operations, excluding Cenco, had increased revenues of 19.4% and 21.0% from the three and six month periods ended June 30, 1997, respectively, resulting from higher sales of engine and airframe components, engine test equipment and repair and overhaul services.

At June 30, 1998, the Company's backlog was $87.7 million ($41.3 million at June 30, 1997) which includes both firm orders supported by customer purchase orders with fixed delivery dates, and blanket purchase orders against which customers issue production releases covering relatively short time periods. Cenco's order backlog was $36.9 million of the Company's June 30, 1998 total $87.7 million backlog. Overhaul and repair orders are not included in the order backlog due to their very short lead times. These sales currently represent about 25% of the Company's total annual sales.

COST OF SALES
-------------

Cost of sales for the second quarter of 1998 increased $8,926,000 or 90.8% from the same quarter of 1997 and for the six months ended June 30, 1998 increased $16,188,000 or 84.3% from the comparable period in 1997. The increases for both the quarter and six-month periods were primarily due to the higher sales (including subcontract revenue) in 1998. Cost of sales as a percent of sales increased to 77.8% in the second quarter of 1998 from 75.9% in the 1997 second quarter and for the six months ended June 30, 1998 increased to 76.9% from 75.9% in the comparable period of 1997. Material cost of sales as a percent of sales increased in both the three and six-month periods of 1998 due to the inclusion of the operations of Cenco, the Company's newest subsidiary, which manufactures jet engine test facilities and certain related ground testing equipment. A portion of Cenco's revenues derives from contracts to manufacture engine test facilities that involve building construction by subcontractors. These subcontract costs, which are expensed as material costs, are passed on to customers at margins that may fall short of historical manufacturing results. The increase in the material cost percentage for both the 1998 three and six-month periods was partially offset by decreases in overhead, labor and tooling amortization costs as a percent of sales. The largest percentage decrease was in overhead cost of sales, which resulted from continued cost containment efforts and the spreading of fixed manufacturing costs over a larger revenue base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses ("administrative expenses") as a percent of sales were 14.7% and 16.6% for the second quarters of 1998 and 1997, respectively, and 15.5% and 16.8% for the six months ended June 30, 1998 and 1997, respectively. The decreased percentages of administrative expenses from the 1997 periods are primarily the result of the significant increase in sales and the corresponding spreading of these costs over a larger sales base.

Actual amounts expended increased by $1,392,000 ($778,000 attributable to Cenco) from the second quarter of 1997 to the same quarter of 1998 and by $2,876,000 ($1,570,000 attributable to Cenco) from the six months ended June 30, 1997 to the same period in 1998. Factors contributing to the higher dollar level of administrative expenditures (excluding Cenco) were increased marketing costs, professional and consulting fees relating to development of internal production and information systems, certain insurance costs, expenses related to public and investor relations efforts, administrative staff and related costs and travel-related costs incurred to support the higher current and expected sales volumes.

NET INTEREST EXPENSE
--------------------

Net interest expense as a percent of sales was approximately 1.5% for both the second quarters of 1998 and 1997 and for both the six-month periods ended June 30, 1998 and 1997. Actual interest expense for the second quarter of 1998 increased by $135,000 to $326,000 and for the six months ended June 30, 1998 increased by $278,000 to $654,000. The increases in the net amount of interest expense were due to the additional debt associated with the acquisition of Cenco, which were partially offset by reduced interest expense on short-term borrowings as a result of decreased line of credit usage.

INCOME TAX EXPENSE
------------------

Income taxes were $398,000 or 1.7% of sales in the 1998 second quarter, compared
to $248,000 or 1.9% of sales for the same quarter of 1997.   Income taxes as a
percent of sales was 1.8% for both the six month periods ended June 30, 1998 and 1997, while the actual amount increased by $373,000 to $840,000. The effective tax rate is lower than the statutory rate due primarily to the lower tax rate of the Company's foreign sales corporation.

NET INCOME
----------

Net income of $1,080,000 in the 1998 second quarter represents an increase in after-tax earnings of $542,000 or 101%, from the 1997 second quarter. Net income of $1,998,000 for the first six months of 1998 represents an increase in after-tax earnings of $989,000, or 98%, from the comparable period of 1997. Factors contributing to these changes were discussed above.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Company has historically met its working capital and longer term capital needs through operating cash flow, short and long-term bank debt and leasing arrangements on certain items of capital equipment. The Company financed its 1997 acquisition of Cenco with long-term bank debt and the issuance of 250,000 shares of its common stock.

During the first half of 1998, capital was used principally to fund the Company's inventory and accounts receivable. Management expects to slightly reduce its present level of investment in inventory during 1998 and to increase its present level of investment in plant facilities, production and information system technology, tooling and equipment for improved manufacturing efficiency and quality enhancement. The Company will also continue to seek acquisition opportunities to expand and/or diversify its markets.

At the end of the quarter, the Company maintained a $9,000,000 unsecured credit line with a bank, $4,626,000 of which was available at June 30, 1998, after consideration of actual line of credit usage and credit line commitments to support foreign exchange contracts and letters of credit. The Company also had outstanding approximately $11,173,000 of secured term debt, and $1,323,000 of subordinated notes.

The Company is currently studying the potential impact of year 2000 issues on its business and internal operations. The study is also directed at estimating amounts to be expended relative to year 2000 issues and their impact on the Company's operations, liquidity and capital resources. To date, no material amount has been expended on year 2000 issues. Based on the review of its computer operations to date, the Company believes the costs associated with transitioning its current computer environment to one that is fully year 2000 compliant is not material to its results of operations or its liquidity and capital resources, although the total cost of compliance with these issues is not yet known.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

Not applicable.

                         PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------

The Company is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------

On August 4, 1998 the Company adopted a shareholder rights plan. See financial statement footnote disclosure and the Form 8-K filed with the Securities and Exchange Commission on August 7, 1998 which provides a full description of the plan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

The results of the Company's annual meeting on May 5, 1998 were reported in the prior Form 10-Q and the response is incorporated by reference herein.

ITEM 5.  OTHER INFORMATION
-------

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

Pursuant to Rule 14a-5(e) under the Securities Exchange Act of 1934, as amended effective June 29, 1998:

(1) The deadline for submitting shareholder proposals for inclusion in the Company's proxy statement and form of proxy for the Company's 1999 annual meeting of shareholders pursuant to Rule 14a-8 is November 30, 1998.

(2) The date after which notice of a shareholder proposal submitted outside the processes of Rule 14a-8 is considered untimely is February 7, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------

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


                                     CADE INDUSTRIES, INC.
                                     ---------------------


August 12, 1998
                                     By  /s/ Edward B. Stephens
                                         ______________________________
                                         Edward B. Stephens
                                         Vice President, Treasurer and
                                         Chief Financial Officer

                             CADE INDUSTRIES, INC.

                                     * * *

                                 EXHIBIT INDEX

                                      TO

              QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                                 JUNE 30, 1998

EXHIBIT                          INCORPORATED HEREIN                  FILED
NUMBER     DESCRIPTION             BY REFERENCE TO:                  HEREWITH
------     -----------           -------------------                 --------

27         Financial Data
           Schedule                                                     X