Form 10-Q
period 1998-09-30
CADE INDUSTRIES INC
filed 1998-11-13
CIK 356211

FORM 10-Q
---------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number 0-12808
                       -------


                             Cade Industries, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Wisconsin                                            39-1371038
            ---------                                            ----------
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

                                (517) 347-1333
                                --------------
             (Registrant's telephone number, including area code)



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

  Common stock, $0.001 Par Value - 21,818,627 shares as of November 10, 1998

                                     INDEX

                             CADE INDUSTRIES, INC.
                             ---------------------

                                                                            PAGE
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets                                     1

     Condensed Consolidated Statements of Income for the
       three months ended September 30, 1998 and 1997                          3

     Condensed Consolidated Statements of Income for the
       nine months ended September 30, 1998 and 1997                           4

     Condensed Consolidated Statements of Cash Flows for the
       nine months ended September 30, 1998 and 1997                           5

     Notes to Condensed Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                        13

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                    14

Item 5.  Other Information                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     15

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CADE INDUSTRIES, INC.

                                                   September 30,
                                                       1998        December 31,
                                                    (Unaudited)        1997*
                                                   -------------   ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $   695,276     $ 1,093,176
  Trade accounts receivable - net                    14,669,557      12,687,969
  Costs and estimated earnings in excess
    of billings on uncompleted contracts              2,329,352       2,053,922
  Inventories:
    Finished goods and work in progress               8,426,604       7,227,176
    Materials and supplies                            7,289,629       6,571,791
                                                    -----------     -----------
                                                     15,716,233      13,798,967

Deferred income taxes                                 1,154,000       1,154,000
Prepaid expenses and other current assets               906,178         413,132
                                                    -----------     -----------
      TOTAL CURRENT ASSETS                           35,470,596      31,201,166

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                 737,365         737,365
  Buildings                                           7,600,989       6,934,411
  Machinery and equipment                            12,776,898      11,430,507
  Tooling                                            13,242,419      12,447,568
                                                    -----------     -----------
                                                     34,357,671      31,549,851
  Less accumulated depreciation and amortization     15,321,446      13,887,690
                                                    -----------     -----------
                                                     19,036,225      17,662,161
INTANGIBLE AND OTHER ASSETS
  Goodwill - net                                      5,381,029       5,552,849
  Other assets                                          223,406         153,715
                                                    -----------     -----------
                                                      5,604,435       5,706,564
                                                    -----------     -----------
                                                    $60,111,256     $54,569,891
                                                    ===========     ===========


                                                                     (Continued)

CADE INDUSTRIES, INC.


                                                  September 30,
                                                       1998        December 31,
                                                    (Unaudited)        1997*
                                                  -------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank                              $ 2,820,000     $ 1,460,000
  Current portion of long-term debt                   3,392,289       3,012,998
  Trade accounts payable                              4,721,879       5,190,782
  Employee compensation and amounts withheld          2,303,600       2,471,638
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                 7,464,389       5,626,388
  Accrued expenses                                    2,689,470       1,609,611
  Accrued income taxes                                  486,396         395,088
                                                    -----------     -----------
      TOTAL CURRENT LIABILITIES                      23,878,023      19,766,505

LONG-TERM DEBT                                        9,155,009      10,682,554

DEFERRED INCOME TAXES                                   788,000         788,000

SHAREHOLDERS' EQUITY
  Preferred Stock, 10% cumulative, non-voting,
    stated value $300 per share; authorized 500
    shares, none issued
  Common Stock, par value $.001 per share;
    authorized 100,000,000 shares, issued
    22,348,859 shares (22,238,859 shares in 1997)        22,349          22,239
  Additional paid-in capital                          9,491,975       9,360,968
  Retained earnings                                  17,586,661      14,475,571
                                                    -----------     -----------
                                                     27,100,985      23,858,778

  Less cost of Common Stock in treasury
    (410,232 and 350,055 shares in 1998 and
    1997, respectively)                                 810,761         525,946
                                                    -----------     -----------
                                                     26,290,224      23,332,832
                                                    -----------     -----------

                                                    $60,111,256     $54,569,891
                                                    ===========     ===========


* The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CADE INDUSTRIES, INC.

                                                 Three Months Ended September 30
                                                 -------------------------------
                                                     1998               1997
                                                 -------------      ------------
Sales                                              $25,501,933       $13,477,498

Operating expenses:
  Cost of sales                                     20,057,461        10,602,610
  Selling, general and administrative expenses       3,602,117         1,782,374
                                                   -----------       -----------
                                                    23,659,578        12,384,984
                                                   -----------       -----------

  INCOME FROM OPERATIONS                             1,842,355         1,092,514

Interest expense - net                                 294,389           202,929
                                                   -----------       -----------

  INCOME BEFORE INCOME TAXES                         1,547,966           889,585

Income taxes                                           435,000           263,000
                                                   -----------       -----------

  NET INCOME                                       $ 1,112,966       $   626,585
                                                   ===========       ===========

  NET INCOME PER SHARE
    Basic                                          $      0.05       $      0.03
    Diluted                                               0.05              0.03




See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CADE INDUSTRIES, INC.

                                                Nine Months Ended September 30
                                                ------------------------------
                                                    1998              1997
                                                -----------        -----------
Sales                                           $71,513,689        $38,785,940

Operating expenses:
 Cost of sales                                   55,447,508         29,805,030
 Selling, general and administrative expenses    10,731,573          6,035,953
                                                -----------        -----------
                                                 66,179,081         35,840,983
                                                -----------        -----------

 INCOME FROM OPERATIONS                           5,334,608          2,944,957

Interest expense - net                              948,518            578,986
                                                -----------        -----------

 INCOME BEFORE INCOME TAXES                       4,386,090          2,365,971

Income taxes                                      1,275,000            730,000
                                                -----------        -----------

 NET INCOME                                     $ 3,111,090        $ 1,635,971
                                                ===========        ===========

 NET INCOME PER SHARE
   Basic                                        $      0.14        $      0.08
   Diluted                                             0.14               0.07

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CADE INDUSTRIES, INC

                                                Nine Months Ended September 30
                                                ------------------------------
                                                   1998               1997
                                                -----------        -----------
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES                            $ 2,809,300        $ 2,937,297

INVESTING ACTIVITIES
 Additions to property, plant and equipment      (3,286,847)        (1,892,546)
 Other                                                                 (37,655)
                                                -----------        -----------
                                                 (3,286,847)        (1,930,201)

FINANCING ACTIVITIES
 Increase (decrease) in note payable to bank      1,360,000           (165,000)
 (Payments) of long-term debt - net of new
  borrowing proceeds                             (1,148,254)          (266,940)
 Exercise of stock options                           93,125              3,828
 Purchase of common stock for treasury             (312,218)          (127,268)
 Other                                               86,994             63,722
                                                -----------        -----------
                                                     79,647           (491,658)
                                                -----------        -----------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  (397,900)           515,438

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                              1,093,176             21,606
                                                -----------        -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                  $   695,276        $   537,044
                                                ===========        ===========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             CADE INDUSTRIES, INC.

                              SEPTEMBER 30, 1998


NOTE A - BASIS OF PRESENTATION
------------------------------

The condensed consolidated financial statements as of and for the three and nine-month periods ended September 30, 1998 and 1997, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary (consisting only of normal recurring accruals) for a fair presentation. The results for the three or nine month period may not be necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - EARNINGS PER SHARE
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended               Nine Months Ended
                                                        September 30                    September 30
                                                 ---------------------------     ---------------------------
                                                    1998            1997            1998            1997
                                                 -----------     -----------     -----------     -----------
Numerator:
    Numerator for basic and diluted
     earnings per share - income
      available to common shareholders           $ 1,112,966     $   626,585     $ 3,111,090     $ 1,635,971
                                                 ===========     ===========     ===========     ===========

Denominator:
    Denominator for basic earnings per
     share - weighted average shares              21,977,921      21,657,967      21,997,532      21,683,602

    Effect of dilutive stock options -
     potential common shares                         594,294         514,311         620,287         382,579
                                                 -----------     -----------     -----------     -----------

    Denominator for diluted earnings per
     share - adjusted weighted-average
      shares                                      22,572,215      22,172,278      22,617,819      22,066,181
                                                 ===========     ===========     ===========     ===========

Basic Earnings Per Share                         $      0.05     $      0.03     $      0.14     $      0.08
                                                 ===========     ===========     ===========     ===========

Diluted Earnings Per Share                       $      0.05     $      0.03     $      0.14     $      0.07
                                                 ===========     ===========     ===========     ===========

NOTE C - SHAREHOLDER RIGHTS PLAN
--------------------------------

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

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

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

In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way public companies report information about operating segments and requires select information be reported in both interim and annual reports. The Statement is effective for fiscal years beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application, although restatement of interim periods presented is required in subsequent interim reports. The Company is required to adopt this standard for the year ended December 31, 1998.

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

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             CADE INDUSTRIES, INC.

                             RESULTS OF OPERATIONS
                             ---------------------

SALES
-----

The Company's net sales of $25,502,000 in the third quarter of 1998 represented an increase of 89.2% or $12,025,000 from the same quarter of 1997, while net sales of $71,514,000 for the nine months ended September 30, 1998, represented an increase of $32,728,000 or 84.4% compared to the same nine-month period of the prior year. The higher sales for both the third quarter and nine-month periods primarily reflect increased demand for aircraft products, the Company's continued product diversification and increased sales of jet engine test facilities and related ground testing equipment as a result of the October 1997 acquisition of Central Engineering Company ("Cenco"). This acquisition contributed revenues of $9.7 million and $25.0 million for the three and nine month periods, respectively. The Company's operations, excluding Cenco, had increased revenues of 17.6% and 22.0% from the three and nine-month periods ended September 30, 1997, respectively, resulting from higher sales of engine and airframe components, engine test equipment and repair and overhaul services.

At September 30, 1998, the Company's backlog was $81.0 million ($41.9 million at September 30, 1997) which includes both firm orders supported by customer purchase orders with fixed delivery dates and blanket purchase orders against which customers issue production releases covering relatively short time periods. Cenco's order backlog was $31.1 million of the Company's September 30, 1998 total backlog. Overhaul and repair orders are not included in the order backlog due to their very short lead times. These sales currently represent about 20% of the Company's total annual sales.

COST OF SALES
-------------

Cost of sales for the third quarter of 1998 increased $9,455,000 or 89.2% from the same quarter of 1997 and for the nine-months ended September 30, 1998, increased $25,642,000 or 86.0% from the comparable period in 1997. The increases for both the quarter and nine-month periods were primarily due to the higher sales (including subcontract revenue) in 1998. Cost of sales as a percent of sales in the third quarter of 1998 was flat at 78.6% compared to the prior year's quarter of 78.7% and for the nine-months ended September 30, 1998, increased to 77.5% from 76.8% in the comparable period of 1997. Material cost of sales as a percent of sales increased in both the three and nine-month periods of 1998 due to the inclusion of the operations of Cenco, the Company's newest subsidiary, which manufactures jet engine test facilities and certain related ground testing equipment. A portion of Cenco's revenues are derived from contracts to manufacture engine test facilities that involve building construction by subcontractors. These subcontract costs, which are expensed as material costs, are passed on to customers at margins substantially below historical manufacturing results. The increase in the material cost percentage for both the 1998 three and nine-month periods was partially offset by decreases in overhead and tooling amortization costs as a percent of sales. The largest percentage decrease was in overhead cost of sales, which resulted from continued cost containment efforts and the spreading of fixed manufacturing costs over a larger revenue base. Direct labor costs as a percent of sales were relatively unchanged from prior periods for both the three and nine-month periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses ("administrative expenses") as a percent of sales were 14.1% and 13.2% for the third quarters of 1998 and 1997, respectively, and 15.0% and 15.6% for the nine months ended September 30, 1998 and 1997, respectively. The percentages of administrative expenses to sales for both the three and nine-month periods were impacted by higher commission and royalty expenses. Sales commissions and royalties are directly related to the sales mix of products and/or customers. For the 1998 periods, the higher commission and royalty payments primarily result from the continued growth in repair and overhaul sales and test equipment sales subject to commission and/or royalty. Partially offsetting this 1998 third quarter percentage increase and fully offsetting the 1998 nine-month period percentage increase was the effect of the significant increase in sales and the corresponding spreading of the administrative costs over a larger sales base.

Actual amounts expended in the three and nine month periods of 1998 increased by $1,820,000 ($757,000 attributable to Cenco) and $4,696,000 ($2,327,000 attributable to Cenco), respectively from the same periods in 1997. Factors contributing to the higher dollar level of administrative expenditures (excluding Cenco) were increased marketing costs, commission and royalty expense, professional and consulting fees relating to development of enterprise resource planning systems, and travel-related costs incurred to support the higher current and expected sales volumes.

NET INTEREST EXPENSE
--------------------

Net interest expense as a percent of sales was approximately 1.2% for both the third quarter of 1998 and the nine-month period ended September 30, 1998, and was approximately 1.5% for the 1997 third quarter and nine-month period ended September 30, 1997. Actual interest expense for the third quarter of 1998 increased by $91,000 to $294,000 and for the nine months ended September 30, 1998 increased by $370,000 to $949,000. The increases in the net amount of interest expense were due to the additional debt associated with the acquisition of Cenco, which were partially offset by reduced interest expense on short-term borrowings as a result of decreased line of credit usage.

INCOME TAX EXPENSE
------------------

Income taxes were $435,000 or an effective tax rate of 28.1% in the 1998 third quarter, compared to $263,000 or an effective tax rate of 29.6% for the same quarter of 1997. Income taxes for the nine month period ended September 30, 1998 increased by $545,000 to $1,275,000 from the comparable period of the prior year and the effective tax rates were 29.1% and 30.9%, respectively. The effective tax rate is lower than the statutory rate due primarily to the lower tax rate of the Company's foreign sales corporation.

NET INCOME
----------

Net income of $1,113,000 in the 1998 third quarter represents an increase in after-tax earnings of $486,000 or 78%, from the 1997 third quarter. Net income of $3,111,000 for the first nine months of 1998 represents an increase in after-tax earnings of $1,475,000, or 90%, from the comparable period of 1997. Factors contributing to these changes were discussed above.

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

During the first nine months of 1998, capital was used principally to fund the Company's inventory and accounts receivable. Management expects to reduce its present level of investment in both accounts receivable and inventory during 1998 and to increase its present level of investment in production and information system technology, tooling and equipment for improved manufacturing efficiency and quality enhancement. During the third quarter of 1998, the Company invested, mainly through long-term bank financing, approximately $610,000 in additional manufacturing capacity for its Auto-Air Composites subsidiary in order to meet increased production requirements. About one half of this manufacturing facility had previously been leased by Auto-Air. The Company will also continue to seek acquisition opportunities to expand and/or diversify its markets.

At the end of the quarter, the Company maintained a $9,000,000 unsecured credit line with a bank, $5,273,000 of which was available at September 30, 1998, after consideration of actual line of credit usage and credit line commitments to support foreign exchange contracts and letters of credit. The Company also had outstanding approximately $11,224,000 of secured term debt, and $1,323,000 of subordinated notes.

Management believes that expected increased revenues and on-going emphasis on working capital management will provide adequate cash flow from operations. As a result, the Company's cash flow from operations, its current credit facilities and available financing opportunities are felt to be adequate to finance its operations and capital expenditure requirements at present and anticipated levels.

Year 2000 Update
----------------

The Company has developed a Year 2000 Action Plan ("Action Plan") to address the issue of computer programs, information technology and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In early 1998, management undertook a company-wide project for the improvement of its business and manufacturing information systems through the purchase of enterprise resource planning software ("ERP") from Baan Systems. The ERP software will serve as the common base platform for the integration of the manufacturing, financial, sales and procurement systems of each of the Company's operations, replacing primarily dissimilar manually-driven systems. This new system is scheduled for completion by end of third quarter 1999 and is expected to make approximately 80% of the Company's business computer systems Year 2000 compliant. Implementation of the ERP system is on schedule and approximately 25% complete through September 30, 1998. The Company has developed a contingency plan to make the programs that are scheduled to be replaced by the ERP system Year 2000 compliant, if necessary. Remaining business software programs are expected to be made Year 2000 compliant through the Action Plan, including those supplied by vendors, or they will be retired.

The Action Plan consists of three major sections: 1) information technology ("IT") systems; 2) non-IT systems; and 3) third-party communications. Phases common to each of the three major sections are: inventory of all equipment and software; assessment of Year 2000 compliance of inventoried equipment and software with prioritization of non compliant items determined to be material to the Company; repair or replacement of material, non compliant items; testing of material items; and development and implementation of contingency plans in the event of material system failures.

At September 30, 1998, the inventory and assessment phases of the IT system section of the Action Plan was approximately 75% complete. The IT systems section includes both hardware and systems software as well as applications software. Non compliance in this section may be corrected through full replacements or supplemental corrective solutions to the extent they are available from vendors and are reliable. The testing phase of this section, scheduled for completion by mid-1999, is on going as hardware or system software is remediated, upgraded or replaced. Contingency planning for this section is scheduled to begin in first quarter of 1999, and be completed by mid-1999.

The non IT systems section includes the hardware, software and related embedded computer chips that are used in the operation of all Company facilities and associated systems. At September 30, 1998, the inventory and assessment phases of the non-IT system section were approximately 50% complete. The Company estimates the repair and testing of non-IT systems to be approximately 25% complete, with all repair and testing scheduled to be completed by mid-1999. Contingency planning for this section is scheduled to begin in first quarter 1999 and be completed by mid-1999.

The third party communications section includes: the identification and prioritization of suppliers and customers where material relationships exist, including direct interface; and communications with them regarding their plans and progress in addressing the Year 2000 issue. Communications and detailed evaluations of the most critical suppliers and customers are scheduled for completion by mid-1999, as is the development of contingency plans based on the detailed evaluations. The Company estimates that this phase was on schedule at September 30, 1998.

The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $250,000, which expenditures will be funded from operating cash flows. As of September 30, 1998, no material amount had been expended on Year 2000 issues. The costs of implementing the ERP system are not included in these cost estimates.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could have a material, adverse affect on the Company's results of operations, liquidity and financial condition. The Company is currently unable to determine whether the effects of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition due to the overall uncertainty inherent in the Year 2000 problem, particularly the uncertainty about the Year 2000 readiness of material customers and suppliers. The Year 2000 Action Plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue, especially about the Year 2000 compliance and readiness of its material third party agents. The Company believes that, with the implementation of the new business system and completion of the Action Plan as scheduled, the likelihood of major interruptions of normal operations should be reduced.

Certain of the information contained in Item 2 is of a forward looking nature and is subject to various uncertainties. See Item 5.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as described below in Item 5, the Company is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 5. OTHER INFORMATION

During the third quarter, the Company became aware that modifications designed to reduce certain acoustic emissions at an engine test facility sold by the Company's Central Engineering subsidiary ("Cenco") to General Electric Aircraft Equipment Services ("GEAES") in Cardiff, Wales for delivery in April 1998, had failed to achieve contract specifications. The original acoustic design and installation work had been performed for Cenco under subcontract by Boet Stopson, a French company which filed for protection under French bankruptcy law in early 1998.

Cenco has provided certain remedial work in an attempt to bring the acoustic emissions within contract specifications, but the initial remedial work proved insufficient to achieve contract specifications. Cenco is obtaining estimates of the cost to remedy the acoustic emissions problem from engineering services believed to be reliable. Subject to completion of a letter agreement, Cenco will reimburse GEAES for certain costs incurred by GEAES in connection with the interim use of alternative test facilities prior to the time the Wales facility becomes operational, which is expected to be June 1999. The Company's estimate of total cost for completion of the remedial work ranges from $6.0M to $7.5M. The Company believes that these costs are covered under a policy of insurance guaranteeing the design and installation work of Boet and by warranty and other reserves established by the Company.

Boet has asserted a claim against Cenco in the French bankruptcy action and Cenco has filed an arbitration claim against Boet in England. It is not possible at this time to estimate the extent of Cenco's liability to GEAES, the actual costs of modifications to the facility, or the outcome of the French bankruptcy or English arbitration proceeding, although the Company believes that up to $8 million of insurance proceeds should be available to Cenco for the costs of modifications to the facility.

The Company's officers may, when appropriate, make public statements that contain forward looking information as to industry conditions and the Company's sales and earnings. Forward looking information is subject to risks and uncertainties that may significantly impact expected results. Among the factors that could cause actual results to differ materially from those which are anticipated are the following: business conditions generally and conditions specifically in the aircraft and aerospace industries; timing of receipt and delivery of orders; the timing and satisfactory completion of engine test facilities; price fluctuations for raw materials and labor; competitive factors, including price competition from other suppliers of similar products and overhaul and repair services; risk of obsolescence of tooling inventory before full amortization on project costs; cancellation of orders; foreign currency exchange rates, the ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade and fiscal policies; and unexpected developments while implementing the modifications necessary to mitigate Year 2000 compliance issues, including the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the indirect impacts of third parties with whom we do business and who do not mitigate their Year 2000 compliance problems and similar unforeseen consequences of the Year 2000 issue.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed herewith:

Exhibit 27.              Financial Data Schedule

a The Company filed a Current Report on Form 8-K dated August 4, 1998 to report in Item 5 the adoption of a Shareholder Rights Plan under which was declared a dividend distribution of one common stock purchase right for each outstanding share of common stock, par value $.001, to shareholders of record at the close of business on August 7, 1998.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CADE INDUSTRIES, INC.
                             ---------------------


November 12, 1998
                          By /s/ Edward B. Stephens
                             -----------------------------
                             Edward B. Stephens
                             Vice President, Treasurer and
                             Chief Financial Officer

                             CADE INDUSTRIES, INC.

                                     * * *

                                 EXHIBIT INDEX

                                      TO

              QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                              SEPTEMBER 30, 1998

EXHIBIT                                      INCORPORATED HEREIN         FILED
NUMBER         DESCRIPTION                    BY REFERENCE TO:          HEREWITH
------         -----------                    ----------------          --------
27             Financial Data Schedule                                     X