Form 10-K405
period 1998-12-31
CADE INDUSTRIES INC
filed 1999-03-30
CIK 356211

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

                         Common Stock, par value $.001
                         Common Stock Purchase Rights
                         ----------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 18, 1999, 21,701,663 shares of Common Stock were outstanding (including the Common Stock Purchase Rights), and the aggregate market value of the registrant's voting and non-voting common equity (based upon the $2-3/16 closing price of the registrant's Common Stock on that date in the Nasdaq National Market) held by nonaffiliates (excludes shares reported as beneficially owned by directors and executive officers which exclusion does not constitute an admission as to affiliate status) was approximately $34,784,308.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        Part of Form 10-K Into Which Portions of
     Document                                  Document are Incorporated
     --------                           ----------------------------------------
Portions of Annual Report to
 Shareholders for the fiscal year
 ended December 31, 1998                                 Part II
Portions of Proxy Statement for 1999
Annual Meeting of Shareholders                           Part III

                                     PART I

Item 1.   Business.

General

     Cade Industries, Inc. (the "Company" or "Cade") conducts its operations primarily through four operating subsidiaries, Cade AutoAir, Inc., formerly Auto-Air Composites, Inc., ("AutoAir"), Cade Composites, Inc. ("CCI"), Cade HAC, Inc., formerly H.A.C. Corporation ("HAC"), and Cade Cenco, Inc., formerly Central Engineering Company ("Cenco").

     Cade was incorporated in 1981. The Company acquired AutoAir in 1984, CCI in 1988, HAC in 1994 and Cenco in 1997.

Products

     Cade is engaged worldwide in the design, manufacture, and repair and overhaul of high technology composite components and engine test facilities for the aerospace, air transport and speciality industries, principally through two segments.

     Cade's core products include molded and bonded composite jet engine components, metal fabricated and bonded composite airframe components and the repair and overhaul of commercial and military gas turbine engine and airframe components as well as flight nacelle structures ("Engine and Airframe Products and Services"); and engine test facilities, related computer software and data acquisition systems, and associated equipment ("Test Facilities and Equipment"). Engine and Airframe Products and Services include engine inlets and cases, acoustical liners, fairings, auxiliary power unit enclosures, various control surface products, access doors, wing tips, interior structures and repair and overhaul services. Test Facilities and Equipment are used in the ground testing and overhaul of major commercial jet engines and related ground support equipment. These products are sold worldwide through the Company's internal sales force and independent sales representatives to major engine and airframe equipment manufacturers, airlines, U.S. Government and overhaul facilities. For 1998, 1997, and 1996, sales of Engine and Airframe Products and Services and Test Facilities and Equipment as a percentage of total sales were as follows:

                                  Percentage of Total Sales
                                 ----------------------------
                                   1998     1997*     1996*
                                 --------  --------  --------
Engine and airframe products
   and services                     52.7%     76.3%     77.5%
Test Facilities and Equipment       47.0%     23.6%     19.2%
                                    ----     -----     -----
     Total                          99.7%     99.9%     96.7%
                                    ====     =====     =====

     *Certain of the 1997 and 1996 amounts have been reclassified to conform to the 1998 segment presentation.

     The large shift in percentage relationships from 1997 to 1998 primarily reflects the inclusion of the sales of Cenco, whose products classify as Test Facilities and Equipment, for all of 1998.

     Information in response to this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders.

     Through AutoAir and HAC, Cade operates repair stations under Federal Aviation Administration ("FAA") licenses. The repair stations are authorized to repair and overhaul certain gas turbine engine products and other components, sheet metal and composite flight control surfaces, skin panels, bonded honeycomb panels, cargo doors and engine cowls. In addition to FAA certification, AutoAir and HAC have also been certified by the European Joint Airworthiness Authority ("JAA") to repair specific aircraft parts on certain types of aircraft subject to JAA jurisdiction. Although some nations require approval from their own aviation authorities before AutoAir and HAC are authorized to repair parts on aircraft subject to their jurisdiction, FAA and JAA certification enables AutoAir and HAC to repair parts on aircraft subject to the jurisdiction of most foreign countries. AutoAir and HAC have also received repair approval from the Civil Aviation Authority of China. AutoAir and HAC have recently been certified as meeting ISO 9000 quality standards.

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

Patents and Trademarks

     Cade currently holds no material patents or registered trademarks, trade names or similar intellectual property, although the Company has received certain patents in the area of high temperature composites applications and anticipates seeking patent protection in the future as appropriate to preserve proprietary developments. The Company believes that the nature of its business presently does not require the development of patentable products or registered trade names or trademarks to maintain or increase its market position.

Marketing and Competition

     The Company's products are marketed primarily through its internal sales force and independent sales representatives. The majority of Cade's sales are made through individual purchase orders, as well as long-term agreements, which are cancelable by customers, subject to cancellation charges to cover certain manufacturing costs and related expenses. In addition, approximately 8.7% of Cade's total sales, directly and indirectly, during fiscal 1998 was attributable to government contracts which are subject to termination or renegotiation at the option of the U.S. Government. Historically, terminations and renegotiations of government contracts have not materially impacted the Company's earnings.

     Sales to the Pratt & Whitney unit of United Technologies Corporation, Rolls Royce, General Electric and Boeing/McDonnell Douglas accounted for approximately 18%, 18%, 13% and 4% of 1998 consolidated sales, respectively (25%, 3%, 5% and 11% in 1997 and 25%, 0%, 4% and 10% in 1996). For the fiscal years ended December 31, 1998, 1997 and 1996, the Company's export sales as a percentage of total sales were 40%, 22% and 17%, respectively.

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

     Cade believes its AutoAir subsidiary is one of only two manufacturers licensed to design and build test nacelle and related ground support equipment for large commercial jet engines and that its Cenco subsidiary is the only manufacturer licensed to build complete turnkey facilities for the testing and certification of gas turbine engines and one of three manufacturers for data acquisition systems. In addition, Cade believes it is one of only a limited number of suppliers for certain composite jet engine and air frame components whose manufacturing processes have been approved by the relevant engine manufacturer or other prime contractor. Such approval certifies that the Company has been audited by the prime contractor and meets or exceeds such contractor's process, quality control and material specifications.

     Cade competes in its repair and overhaul operations primarily on the basis of its expertise and ability to provide short turn times within the industry's stringent quality specifications and customers' pricing requirements. The Company's competitors for repair and overhaul services include substantially all commercial airlines and many large and small independent suppliers, many of which are larger and have substantially greater resources than Cade. The market for composite engine and airframe component overhaul and repair is fragmented with many small participants and several large, independent participants, with the major domestic competitors being the NORDAM Group, Aerocell Structures, Inc., Pemco Nacelle Services, Inc. and Aviation Equipment, Inc.

Backlog

     The Company's backlog includes both "firm" orders supported by customer purchase orders with fixed delivery dates and "blanket" purchase orders against which customers issue production releases covering relatively short time periods ("LTAs"). At December 31, 1998, the Company's backlog of orders was $75.0 million ($79.4 million at December 31, 1997), which included $25.8 million of scheduled orders under LTAs. Of the total year-end backlog, the Company expects to ship products generating $70.0 million of revenue in 1999. The Company's order backlog is subject to customer rights of cancellation or rescheduling, although in certain cases the Company would be entitled to receive termination payments. Overhaul and repair services typically involve short lead times and thus are not included in backlog numbers.

Employees

     Cade has approximately 690 employees, of which 70 are employed in design and design-related services; 440 are employed in manufacturing, repair and quality control; and 180 are employed in administration (management, sales and clerical). Approximately 22% of these employees are represented by a union.

Year 2000 Compliance

     The information in response to this item is incorporated herein by reference to the information under the caption "Year 2000 Compliance" in the Company's 1998 Annual Report to Shareholders.

Forward Exchange and Currency Contracts

     The Company enters into foreign currency contracts as a hedge against foreign currency exposures for certain construction contracts to limit the Company's exposure to currency fluctuations. Such contracts are designated as a hedge of a firm commitment for construction contracts denominated in foreign currencies, and any gains and losses are deferred and included in the measurement of the construction or component manufacturing contracts' profitability. During 1998, the Company entered into forward currency contracts to hedge certain firm commitments for the delivery of goods and services for four construction or component manufacturing contracts denominated in foreign currencies. The purpose of the Company's foreign currency hedging activity is to protect it from the risk that the eventual dollar cash flows resulting from the delivery of goods and services to international customers will be adversely affected by changes in exchange rates. At December 31, 1998, the Company had forward currency contracts, all with a maturity of less than one year, to exchange British pounds, Thai bahts, Singapore dollars and German marks for U.S. dollars in the amounts of $553,000, $361,000, $533,000 and $1,123,000, respectively. There were no significant unrealized gains or losses related to foreign currency contracts at December 31, 1998.

Item 2.   Properties.

     The Company's owned and leased facilities are designed and constructed for industrial purposes and are located in industrial districts. Each facility is well maintained, suitable for the Company's purposes, and effectively utilized. The table below sets forth certain information about the Company's principal manufacturing facilities.

                                Square           Owned                                 Principal
Address                          Feet          or Leased         Description           Activity
-------                         ------        ----------         -----------           ---------
5640 Enterprise Drive           54,000          Owned         1 and 2 story       Composite
Lansing, MI                                                   brick building      manufacturing
                                                              in industrial park

537 Camden Drive                53,000          Owned         1 and 2 story       Manufacturing;
Grand Prairie, TX                                             metal building      repair and overhaul
                                                              in industrial area

4075 Ruffin Road                44,000          Leased (1)    1 story reinforced  Manufacturing
San Diego, CA                                                 concrete building
                                                              in industrial area

5720 Enterprise Drive           27,500          Owned         1 story brick       Composite
Lansing, MI                                                   building in         manufacturing
                                                              industrial park

1540 Keystone Avenue            48,750          Owned         1 story brick       Manufacturing;
Lansing, MI                                                   building in         repair and overhaul
                                                              industrial park

74/76 First Street              45,100          Owned         1 story metal and   Manufacturing
Sunfield, MI                                                  block building in
                                                              industrial park

2920 Anthony Lane                8,000          Owned         1 story brick and   Office and
St. Anthony, MN                                               block building in   manufacturing
                                                              industrial park

2924 Anthony Lane                9,800          Owned         1 story brick and   Office and program
St. Anthony, MN                                               block building in   administration
                                                              industrial park

2930 Anthony Lane               23,300          Owned         1 story brick and   Manufacturing
St. Anthony, MN                                               block building in
                                                              industrial park

639 Campus Drive                16,000          Leased (2)    1 story block and   Office and software
New Brighton, MN                                              steel framed        development
                                                              building in
                                                              industrial park

--------
(1)  Lease expires November 12, 2003
(2)  Lease expires July 31, 2008

Item 3.  Legal Proceedings.

    Except as described below, the Company is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.

    During the third quarter, the Company became aware that the design intended to reduce certain acoustic emissions at an engine test facility sold by Cenco for delivery in April 1998 had failed to achieve contract specifications in certain respects. The original acoustic design and installation work had been performed for Cenco under subcontract by a French company which filed for protection under French bankruptcy in early 1998 prior to completion.

    Cenco has provided certain remedial work in an attempt to bring the acoustic emissions within contract specifications. Cenco, along with engineering services believed to be reliable, has identified other possible solutions aimed at remedying the acoustic emissions problem. Cenco is in the process of modifying the facility's acoustic design and expects to have the remedial work completed in mid 1999. Subject to completion of an agreement with the customer, Cenco will fund the cost of the remedial work and certain costs incurred by the customer in connection with the interim use of alternative test facilities prior to the time the facility becomes operational. The Company estimates the total cost of completion of remedial work and engine test to range from $6 million to $8 million. The Company believes that these costs are for the most part covered under a combination of insurance guaranteeing the design work of the subcontractor, an errors and omissions insurance policy covering damages resulting from Cenco design and engineering deficiencies and by warranty and other reserves established by the Company.

    The subcontractor has asserted a claim against Cenco in a French bankruptcy action and Cenco has filed an action against the subcontractor's insurer in England. It is not possible at this time to estimate the full extent of Cenco's liability for the actual costs of modifications to the facility, or the outcome of the French bankruptcy or English litigation. However, the Company believes that up to $13 million of potential insurance recoveries may be available to Cenco for the costs of modifications to the facility and for the interim use of alternative test facilities, although the actual extent of the Company's recoveries cannot yet be determined.

Item 4.  Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Executive officers of Cade are elected by the Board of Directors to serve until their successors are elected and qualified. Effective September 1, 1998, Richard A. Lund assumed the position of Chief Executive Officer and John W. Sandford resigned as Chief Executive Officer. The following table sets forth certain information about Cade's executive officers:

Name (Age)                   Business Experience

John W. Sandford (64)        Chairman of the Board since September 1997 and
                             former Chief Executive Officer of the Company from September 1997 to September 1998; formerly
                             President and Chief Executive Officer of Rolls-
                             Royce, Inc. from 1990 to January 1993; formerly
                             Managing Director of Rolls-Royce PLC Aerospace
                             Group from January 1993 to January 1995; currently director of Rolls-Royce PLC, director of Avcorp
                             Industries and director of several other privately held entities; Member of the Company's Strategic
                             Planning Committee and until September 1, 1997 a member of the Company's Compensation Committee.

Richard A. Lund (47)         Chief Executive Officer of the Company since
                             September 1998; President since May 1990; Chief
                             Operating Officer of the Company from May 1990 until September 1998; Director of the Company since
                             January 1991; Member of the Company's Strategic
                             Planning Committee; Chief Executive Officer of
                             AutoAir; President of AutoAir from 1988 through
                             1994.

Edward B. Stephens (51)      Vice President, Treasurer, Assistant Secretary and
                             Chief Financial Officer of the Company since July
                             1989; Member of the Company's Strategic Planning
                             Committee.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

    Information in response to this item is incorporated herein by reference to the information under the caption "Selected Financial Highlights - Market Prices" in the Company's 1998 Annual Report to Shareholders.

Item 6.  Selected Financial Data.

    Information in response to this item is incorporated herein by reference to the information under the caption "Selected Financial Highlights" in the Company's 1998 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

    Information in response to this item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders.

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

    Forward-looking information regarding the Company is subject to risks and uncertainties that may significantly impact expected results. The Company's outlook is based largely on its interpretation of current order levels and trends and assumptions as to trends in the air transport and aircraft industries. Certain of the Company's backlog of orders are subject to cancellation, reduction or extended delivery. The air transport and aircraft industries have historically been subject to significant cyclical fluctuations and are influenced by factors such as the general state of the economy, fuel prices, governmental regulation, competition, and the level of military spending. In addition, the Company's results are subject to pricing competition, the willingness of the airlines and aircraft manufacturers to out source work for their composite components and repairs, foreign currency fluctuations with respect to international sales, and the Company's success in the development, manufacture and marketing of composites products for other industries and uses.

    Developments in any of these areas, which are more fully described elsewhere in "Item 1 -- Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 11 of the Company's
1998 Annual Report to Shareholders, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

    The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    Information in response to this item is incorporated herein by reference to the information under the caption "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report to Shareholders.

    The Company is exposed to market risk from changes in foreign currency and interest rates and, to a lesser extent, commodities. To reduce such risk, all hedging transactions are authorized and executed pursuant to existing policies and procedures of the Company, which strictly prohibit the use of financial instruments for trading purposes.

     A disclosure of the Company's accounting policies for financial instruments is included in the Note captioned "Corporate Structure and Significant Accounting Policies" in the Consolidated Financial Statements and further disclosures relating to the Company's financial instruments are included in the Note captioned "Note Payable and Long-Term Debt."

Foreign Currency Exchange Rate Risk

     The Company has significant international operations, primarily through Cenco. In most instances, the Company's products are produced in the U.S. and sold, often pursuant to contracts denominated in U.S. currency. However, some contracts are paid in foreign currencies and the Company identifies transactions described below to protect against anticipated exposures. The Company's financial position is not materially sensitive to fluctuations in exchange rates as gains or losses on foreign currency exposure are generally offset by gains and losses on the underlying payables or receivables. Set forth below is a summary.

                                                                 Current
                               Fixed                Equivalent   Exchange  Equivalent     Market
Foreign             Maturity  Exchange              U.S. Dollar  Rate at   U.S. Dollar     Rate
Currency            Date        Rate      Amount      Amount     12-31-98    Amount     Position
------------------  --------  --------  ----------  -----------  --------  -----------   -------
Thai Baht           01-07-99   41.2900  14,921,412      361,381   36.5500      408,247    46,866
Deutsche Mark       01-29-99    1.8125   1,360,000      750,345    1.6685      815,103
                    01-29-99    1.8176     677,770      372,893    1.6685      406,216
                                                      ---------              ---------
                                                      1,123,238              1,221,319    98,081

British Pound       02-26-99     .6055     335,000      553,219     .6026      555,933     2,714
 Sterling
Singapore Dollar    03-15-99    1.6145     860,986      533,283    1.6519      521,210   (12,073)

Interest Rate Risk

     At December 31, 1998, the Company had $8.4 million of borrowings subject to fixed interest rates (weighted average interest rate of 7.5%) due at various dates from June 1999 to December 2003 and the Company had $3.5 million of borrowings subject to variable interest rates (weighted average interest rate of 8.1%) due at various times from April 1999 to June 2005.

Item 8.  Financial Statements and Supplementary Data.

     Information in response to this item is incorporated herein by reference to "Independent Auditors' Report," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

    Information in response to this item is incorporated herein by reference to:
(i) the information under the caption "Election of Directors" in the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders ("Cade 1999 Proxy Statement"); (ii) the information under the caption "Executive Compensation--Section 16(a) Beneficial Ownership Reporting Compliance" in the Cade 1999 Proxy Statement; and (iii) the information under the caption "Executive Officers of the Registrant" in Part I hereof.

Item 11. Executive Compensation.

    Information in response to this item is incorporated herein by reference to the information under the caption "Executive Compensation" in the Cade 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    Information in response to this item is incorporated herein by reference to the information under the caption "Principal Security Holders and Security Holdings of Management" in the Cade 1999 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

    Information in response to this item is incorporated herein by reference to the information under the caption "Election of Directors - Compensation of Directors" in the Cade 1999 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)  Documents filed:

         1.   Financial statements.

              The financial statements required to be filed by Item 8 hereof have been incorporated by reference to the Registrant's 1998 Annual Report to Shareholders and consist of the following:

              Independent Auditors' Report.

              Consolidated Balance Sheets as of December 31, 1998 and 1997.

              Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

              Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

              Consolidated Statements of Changes in Shareholders' Equity for the three-year period ended December 31, 1998.

              Notes to Consolidated Financial Statements.

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

              None

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

    (d)  Financial Statement Schedules:

                             CADE INDUSTRIES, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

---------------------------------------------------------------------------------------------------------------
 COL. A                             COL. B                     COL. C                 COL. D           COL. E
---------------------------------------------------------------------------------------------------------------
                                                             ADDITIONS
                                                 ---------------------------------
                                    Balance at   Charged to Costs  Charged to                         Balance
                                   Beginning of  and Expenses      Other Accounts-   Deductions-      at End
DESCRIPTION                           Period                       Describe          Describe         of Period
---------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
  Reserves and allowances
  deducted from asset accounts:
    Valuation allowances:
      Inventory                      $1,493,689    $3,635,247                        $ 44,701  (2)   $5,084,235
      Deferred income taxes             410,000                                       200,000  (3)      210,000
      Other                             407,613        58,134                          68,163  (6)      397,584
    Amortization allowances:
       Goodwill                         768,396       200,292                                           968,688
       Other                            354,192        17,734                                           371,926
                                     ----------    ----------                        --------       -----------
                                     $3,433,890    $3,911,407                        $312,864        $7,032,433
                                     ==========    ==========                        ========       ===========

Year ended December 31, 1997:
  Reserves and allowances
  deducted from asset accounts:
    Valuation allowances:
      Inventory                      $  801,028    $  853,436         $205,000(1)    $365,775  (2)   $1,493,689
      Deferred income taxes             610,000                                       200,000  (3)      410,000
      Other                             187,288        70,325          150,000(1)                       407,613
    Amortization allowances:
       Goodwill                         645,070       123,326                                           768,396
       Other                            333,798        20,394                                           354,192
                                     ----------    ----------         --------       --------       -----------
                                     $2,577,184    $1,067,481         $355,000       $565,775        $3,433,890
                                     ==========    ==========         ========       ========       ===========

Year ended December 31, 1996:
  Reserves and allowances
  deducted from asset accounts:
    Valuation allowances:
      Inventory                      $  947,888                                      $146,860  (4)   $  801,028
      Deferred income taxes             640,000                                        30,000  (5)      610,000
      Other                             154,766    $   32,522                                           187,288
    Amortization allowances:
       Goodwill                         536,219       108,851                                           645,070
       Other                            300,206        33,592                                           333,798
                                     ----------    ----------                        --------       -----------
                                     $2,579,079    $  174,965                        $176,860        $2,577,184
                                     ==========    ==========                        ========       ===========

(1) Valuation allowances recorded via purchase accounting for acquisition of Cenco.
(2)  Write-off of specific inventory items.
(3)  Adjustment of valuation allowance to realizable amount.
(4)  Sale of reserved inventory.
(5)  Adjustments to valuation allowance from Internal Revenue Service review.
(6) Uncollectible accounts written off, net of recovery and adjustment of tooling and contract reserves to realizable amount.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADE INDUSTRIES, INC.


By  /s/ John W. Sandford                                 Dated March 24, 1999
  ----------------------
  John W. Sandford,
  Chairman of the Board
  and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                       Title                        Date
        ---------                       -----                        ----
 /s/ Molly F. Cade         Director                             March 24, 1999
-------------------------
Molly F. Cade

 /s/ Conrad G. Goodkind    Director and Secretary               March 24, 1999
-------------------------
Conrad G. Goodkind

 /s/ William T. Gross      Director                             March 24, 1999
-------------------------
William T. Gross

 /s/ Richard A. Lund       President, Chief Executive Officer   March 24, 1999
-------------------------  (principal executive officer) and
Richard A. Lund            Director

 /s/ Joseph R. O'Gorman    Director                             March 24, 1999
-------------------------
Joseph R. O'Gorman

 /s/ Terrell L. Ruhlman    Director                             March 24, 1999
-------------------------
Terrell L. Ruhlman

 /s/ John W. Sandford      Chairman of the Board                March 24, 1999
-------------------------  and Director
John W. Sandford

 /s/ Edward B. Stephens    Vice President, Treasurer            March 24, 1999
-------------------------  and Chief Financial Officer
Edward B. Stephens         (principal financial and
                           accounting officer)

                                      S-1

                             CADE INDUSTRIES, INC.

                      Exhibit Index to Report on Form 10-K
                  for the fiscal year ended December 31, 1998

Exhibit                                          Incorporated herein                          Filed
  No.    Description                             by reference to:                             Herewith
-------  -----------                             -------------------                          --------
2.1      Stock Purchase Agreement for the        Exhibit 2 to Registrant's Current Report
         Acquisition of Central Engineering      on Form 8-K dated October 31, 1997
         Company by the Registrant dated as of   ("10/31/97 8-K")
         October 31, 1997

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

3.2      By-Laws, as amended                     Exhibit 3.2 to Registrant's Annual Report
                                                 on Form 10-K for the year ended December
                                                 31, 1992

3.3      Shareholder Rights Plan                 Exhibit 99.1 to Form 8/A filed August 4,
                                                 1998

4.1      Articles IV, V and VIII of the          Exhibit 4.1 to Registrant's 1990 S-8
         Registrant's Articles of
         Incorporation, as amended

4.2      Amended and Restated Security           Exhibit 4.5 to Registrant's Form 10-K
         Agreement dated as of January 30,       for the year ended December 31, 1994
         1995, between Comerica Bank and         ("1994 10-K")
         the Registrant

4.3      Amended and Restated Guaranty           Exhibit 4.6 to Registrant's 1994 10-K
         dated as of January 30, 1995,
         between Comerica Bank and
         Auto-Air Composites, Inc.

4.4      Amended and Restated Security           Exhibit 4.7 to Registrant's 1994 10-K
         Agreement dated as of January 30,
         1995, between Comerica Bank and
         Auto-Air Composites, Inc.

4.5      Amended and Restated Guaranty           Exhibit 4.8 to Registrant's 1994 10-K
         dated as of January 30, 1995,
         between Comerica Bank and
         Cade Composites, Inc.

4.6      Amended and Restated Security           Exhibit 4.9 to Registrant's 1994 10-K
         Agreement dated as of January 30,
         1995, between Comerica Bank and
         Cade Composites, Inc.

4.7      Guaranty dated as of                    Exhibit 4.10 to Registrant's 1994 10-K
         January 30, 1995, between
         Comerica Bank and Cade Commercial
         Composites, Inc.

Exhibit                                          Incorporated herein                          Filed
  No.    Description                             by reference to:                             Herewith
-------  -----------                             -------------------                          --------
4.8      Guaranty dated as of                    Exhibit 4.11 to Registrant's 1994 10-K
         December 1, 1994, between Comerica
         Bank and Pollux Acquisition
         Corporation

4.9      Guaranty dated as of                    Exhibit 4.12 to Registrant's 1994 10-K
         December 1, 1994, between Comerica
         Bank and H.A.C. Corporation

4.10     Form of 6% Subordinated Notes issued    Exhibit 2.1 to Registrant's Form
         in the initial aggregate principal      S-4 filed in 1994
         amount of $2,861,040

4.11     Second Amended and Restated Credit      Exhibit 4.1 to Registrant's 10/31/97
         Agreement, dated October 31,            8-K
         1997, by and between
         Cade Industries, Inc. and
         Comerica Bank

4.12     Line of Credit Note dated               Exhibit 4.2 to Registrant's 10/31/97
         October 31, 1997                        8-K

4.13     Term Note A, dated October 31, 1997     Exhibit 4.3 to Registrant's 10/31/97
                                                 8-K

4.14     Term Note B, dated October 31, 1997     Exhibit 4.4 to Registrant's 10/31/97
                                                 8-K

4.15     Term Note C, dated October 31, 1997     Exhibit 4.5 to Registrant's 10/31/97
                                                 8-K

4.16     Guaranty dated as of October 31, 1997,                                               X
         between Comerica Bank and Central
         Engineering Company

4.17     Security agreement dated as of October                                               X
         31, 1997, between Comerica Bank and
         Central Engineering Company

4.18     Guaranty dated as of October 31, 1997,                                               X
         between Comerica Bank and Cenco
         Europe, Inc.

4.19     Security agreement dated as of                                                       X
         October 31, 1997, between Comerica
         Bank and Cenco Europe, Inc.

4.20     Term Note between Comerica Bank                                                      X
         and Registrant dated August 1, 1998

10.1     I.A.M. National Pension Benefit         Exhibit 19.4 to Registrant's
         Fund, benefit plan B standard           Form 10-Q for the quarter ended
         participation agreement                 June 30, 1986

10.2     Sublease dated March 29, 1991 and       Exhibit 10.15 to Registrant's Annual
         First Amendment to Sublease dated       Report on Form 10-K for the year ended
         April 24, 1991 between Cade             December 31, 1991 ("1991 10-K")
         Composites, Inc. and

Exhibit                                          Incorporated herein                          Filed
  No.    Description                             by reference to:                             Herewith
-------  -----------                             -------------------                          --------
         Scientific-Atlanta, Inc. for premises
         located at 4075 Ruffin Road,
         San Diego, CA

10.3*    Employee Agreement dated January        Exhibit 10.14 to Registrant's Form 10-Q
         29, 1991 with Edward B. Stephens        for the quarter ended March 31, 1991

10.4*    Employment Agreement between Richard    Exhibit 10.8 to Registrant's Form 10-K
         A. Lund and the Registrant dated        for the year ended December 31, 1995
         May 2, 1995

10.5*    Cade Industries, Inc. 1994 Stock        Exhibit 10.13 to Registrant's 1994 10-K
         Option Plan ("Director Stock
         Option Plan")

10.6*    Form of Option Agreement under          Exhibit 10.14 to Registrant's 1994 10-K
         Director Stock Option Plan

10.7*    Lund/Stephens 1996 Incentive Plans      Exhibit 10.12 to Registrant's Form 10-Q
                                                 for the quarterly period ended June 30, 1997
                                                 ("June 1997 10-Q")

10.8*    Lund/Stephens 1997 Incentive Plans      Exhibit 10.13 to Registrant's June 1997 10-Q

10.9*    Sandford/Lund/Stephens 1998 Incentive   Exhibit 10.14 to Registrant's Form 10-K
         Plans                                   for the year ended December 31, 1997
                                                 ("1997 10-K")

10.10*   Cade Industries, Inc. 1998 Omnibus      Exhibit A to Registrant's Proxy Statement,
         Incentive Stock Plan                    dated March 24, 1998.

10.11*   Sandford/Lund/Stephens 1999 Incentive                                                X
         Plan

10.12*   Form of Executive Change in Control                                                  X
         Agreement (Lund/Stephens)

10.13*   Form of Executive Change in Control                                                  X
         Agreement (other officers)

10.14    Second Amendment to Sublease dated                                                   X
         August 4, 1998 between Cade Composites,
         Inc. and Scientific-Atlanta, Inc. for
         premises located at 4075 Ruffin Road,
         San Diego, CA

13.1     Incorporated portions of 1998 Annual                                                 X
         Report to Shareholders

21.1     Subsidiaries of the Registrant                                                       X

23.1     Consent of Deloitte & Touche LLP to                                                  X
         incorporation by reference

27       Financial Data Schedule                                                              X

* Management contract or compensatory plan or arrangement.