Form 10-K/A
period 1998-12-31
CADE INDUSTRIES INC
filed 1999-04-23
CIK 356211

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

                         Common Stock, par value $.001
                         Common Stock Purchase Rights
                         -----------------------------
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

This Amendment No. 1 is being filed to file Exhibit 13.1, its 1998 Annual
Report.

                                  SIGNATURES

In accordance with Rule 12b-25 and Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

CADE INDUSTRIES, INC.


By   /s/ Edward B. Stephens                                 Dated April 21, 1999
  --------------------------------------
     Edward B. Stephens
     Vice President, Assistant Secretary
     Chief Financial Officer

                             CADE INDUSTRIES, INC.

                    Exhibit Index to Report on Form 10-K/A
                  for the fiscal year ended December 31, 1998


Exhibit                                         Incorporated herein     Filed
  No.       Description                         by reference to:        Herewith
-------     -----------                         -------------------     --------
13.1        Incorporated portions of                                     X
            1998 Annual Report to
            Shareholders

23.1        Consent of Deloitte & Touche LLP                             X