Form 10-Q
period 1999-03-31
CADE INDUSTRIES INC
filed 1999-05-17
CIK 356211

FORM 10-Q
                                   ----------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1999
                               --------------------------------------------

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------------ to ---------------------

Commission file number              0-12808
                      --------------------------------------------------

                                   Cade Industries, Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Wisconsin                                     39-1371038
-------------------------------------        --------------------------------
(State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

            2365 Woodlake Drive, Suite 120, Okemos, Michigan  48864
            -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (517) 347-1333
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             -----------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes -X-   No --

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Common stock, $0.001 Par Value - 21,626,207 shares as of
                                  May 11, 1999

                                     INDEX

                             CADE INDUSTRIES, INC.
                             ---------------------
                                                                    PAGE

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets                           1

     Condensed Consolidated Statements of
          Income for the three months ended
          March 31, 1999 and 1998                                    3

     Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 1999
          and 1998                                                   4

     Notes to Condensed Consolidated Financial
          Statements                                                 5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                            7

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                10

PART II - OTHER INFORMATION
----------------------------

Item 1.   Legal Proceedings                                          11

Item 4.   Submission of Matters to a Vote of Security Holders        11

Item 5.   Other Information                                          11

Item 6.   Exhibits and Reports on Form 8-K                           12

PART 1, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CADE INDUSTRIES, INC.

                                                                    March 31,
                                                                      1999          December 31,
                                                                   (Unaudited)       1998*<F1>
                                                                  ------------      ------------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                         $   580,684      $   580,489
 Trade accounts receivable - net                                    14,177,323       13,172,191
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                               2,949,023        3,923,693
 Inventories:
  Finished goods and work in progress                                8,337,156        8,416,597
  Materials and supplies                                             9,020,512        8,671,324
                                                                  ------------     ------------
                                                                    17,357,668       17,087,921

 Deferred income taxes                                               2,184,000        2,184,000
 Prepaid expenses and other current assets                             786,229          780,685
                                                                  ------------     ------------
     TOTAL CURRENT ASSETS                                           38,034,927       37,728,979

PROPERTY, PLANT AND EQUIPMENT
 Land and improvements                                                 803,364          803,365
 Buildings                                                           7,832,320        7,766,606
 Machinery and equipment                                            14,351,636       13,489,504
 Tooling                                                            13,046,818       13,336,445
                                                                  ------------     ------------
                                                                    36,034,138       35,395,920
 Less accumulated depreciation and amortization                     16,470,390       16,199,252
                                                                  ------------     ------------
                                                                    19,563,748       19,196,668
INTANGIBLE AND OTHER ASSETS
 Goodwill - net                                                      5,080,883        5,130,957
 Other assets                                                          201,152          218,227
                                                                  ------------     ------------
                                                                     5,282,035        5,349,184
                                                                  ------------     ------------
                                                                  $ 62,880,710     $ 62,274,831
                                                                  ------------     ------------
                                                                  ------------     ------------

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

CADE INDUSTRIESI INC.

                                                                    March 31,
                                                                      1999          December 31,
                                                                   (Unaudited)       1998*<F1>
                                                                  ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Note payable to bank                                              $ 2,065,000        $ 150,000
 Current portion of long-term debt                                   3,464,785        3,467,066
 Trade accounts payable                                              7,022,073        7,034,214
 Employee compensation and amounts withheld                          2,278,769        2,446,571
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                                  7,185,438        9,600,327
 Accrued expenses                                                    3,864,081        2,591,998
 Accrued income taxes                                                  781,337          951,337
                                                                  ------------     ------------
   TOTAL CURRENT LIABILITIES                                        26,661,483       26,241,513

LONG-TERM DEBT                                                       7,607,192        8,313,322

DEFERRED INCOME TAXES                                                  666,000          666,000

SHAREHOLDERS' EQUITY
 Preferred Stock, 10% cumulative, non-voting,
  stated value $300 per share; authorized 500
  shares, none issued
 Common Stock, par value $.001 per share;
  authorized 100,000,000 shares, issued
  22,348,859 shares in 1999 and 1998                                    22,349           22,349
Additional paid-in capital                                           9,482,361        9,491,975
Retained earnings                                                   20,020,525       18,717,424
                                                                  ------------     ------------
                                                                    29,525,235       28,231,748
 Less cost of Common Stock in treasury
  (722,652 and 550,232 shares in 1999 and
  1998, respectively)                                                1,579,200        1,177,752
                                                                  ------------     ------------
                                                                    27,946,035       27,053,996
                                                                  ------------     ------------
                                                                  $ 62,880,710     $ 62,274,831
                                                                  ------------     ------------
                                                                  ------------     ------------

*<F1> The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CADE INDUSTRIES, INC.

                                                                  Three Months Ended March 31,
                                                                  -----------------------------
                                                                      1999              1998
                                                                  ------------      ------------
Sales                                                             $ 26,069,089     $ 21,913,348

Operating expenses:
 Cost of sales                                                      20,167,284       16,637,336
 Selling, general and administrative expenses                        3,732,185        3,587,418
                                                                  ------------     ------------
                                                                    23,899,469       20,224,754
                                                                  ------------     ------------

 INCOME FROM OPERATIONS                                              2,169,620        1,688,594

Interest expense - net                                                 251,519          328,157
                                                                  ------------     ------------

 INCOME BEFORE INCOME TAXES                                          1,918,101        1,360,437

Income taxes                                                           615,000          442,000
                                                                  ------------     ------------

 NET INCOME                                                       $  1,303,101     $    918,437
                                                                  ------------     ------------
                                                                  ------------     ------------

 NET INCOME PER SHARE
  Basic                                                            $      0.06     $       0.04
  Diluted                                                                 0.06             0.04

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CADE INDUSTRIES, INC.

                                                                  Three Months Ended March 31,
                                                                  -----------------------------
                                                                      1999              1998
                                                                  ------------      ------------
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES                                               $   454,886     $ (1,411,205)

INVESTING ACTIVITIES
 Additions to property, plant and equipment                         (1,250,218)        (958,900)

FINANCING ACTIVITIES
 Increase in note payable to bank                                    1,915,000        2,320,000
 (Payments) of long-term debt - net of new
  borrowing proceeds                                                  (708,411)        (670,890)
 Exercise of stock options
 Purchase of common stock for treasury                                (500,314)          81,250
 Other                                                                  89,252           86,994
                                                                  ------------     ------------
                                                                       795,527        1,817,354
                                                                  ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           195         (552,751)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         580,489        1,093,176
                                                                  ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    580,684     $    540,425
                                                                  ------------     ------------
                                                                  ------------     ------------

See notes to condensed consolidated financial statements.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             CADE INDUSTRIES, INC.

                                 MARCH 31, 1999

NOTE A - BASIS OF PRESENTATION
------------------------------

The condensed consolidated financial statements as of and for the three month periods ended March 31, 1999 and 1998, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary (consisting only of normal recurring accruals) for a fair presentation. The results for the three month period may not be necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - EARNINGS PER SHARE
---------------------------

                                                                  Three Months Ended March 31,
                                                                  -----------------------------
                                                                      1999              1998
                                                                  ------------      ------------
Numerator:
  Numerator for basic and diluted earnings
   per share - income available to
   common shareholders                                            $  1,303,101     $    918,437
                                                                  ------------     ------------
Denomiriator:
  Denominator for basic earnings per share -
   weighted average shares                                          21,732,957       21,979,805

  Effect of dilutive stock options - potential
   common shares                                                       443,158          556,282
                                                                  ------------     ------------
  Denominator for diluted earnings per share -
   adjusted weighted-average shares                                 22,176,115       22,536,087
                                                                  ------------     ------------
                                                                  ------------     ------------
Basic Earnings Per Share                                          $       0.06     $       0.04
                                                                  ------------     ------------
                                                                  ------------     ------------
Diluted Earnings Per Share                                        $       0.06     $       0.04
                                                                  ------------     ------------
                                                                  ------------     ------------

NOTE C - BUSINESS SEGMENTS
--------------------------

Financial information segregated by reportable product segments for the three months ended March 31, 1999 and 1998 is as follows:

                                                                  Three Months Ended March 31,
                                                                  -----------------------------
                                                                      1999              1998
                                                                  ------------      ------------
Sales
-----
 Engine and airframe products and services                        $ 16,753,600     $ 11,915,522
 Test facilities and equipment                                       9,315,489        9,997,826
                                                                  ------------     ------------
  Consolidated Sales                                              $ 26,069,089     $ 21,913,348
                                                                  ------------     ------------
                                                                  ------------     ------------

Income from Operations
----------------------
 Engine and airframe products and services                        $  2,295,468     $  1,319,102
 Test facilities and equipment                                         399,639          869,375
 Other                                                                (525,487)        (499,883)
                                                                  ------------     ------------
  Consolidated Income from Operations                             $  2,169,620      $ 1,688,594
                                                                  ------------     ------------
                                                                  ------------     ------------

NOTE D - NEW ACCOUNTING PRONOUNCEMENT
-------------------------------------

In June 1998 the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for years beginning after June 15, 1999. The Company has not completed its evaluation of the effect of adopting SFAS 133, however, it does not expect any impact on its financial position and results of operations from such statement adoption.

        PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             CADE INDUSTRIES, INC.

                             RESULTS OF OPERATIONS
                             ---------------------

SALES
-----

The Company's net sales of $26,069,000 in the first quarter of 1999 represented an increase of 19.0% or $4,156,000 from the same quarter of 1998. The higher sales for the quarter primarily reflects the Company's continued product diversification and increased sales of gas turbine engine components and overhaul and repair services.

At March 31, 1999, the Company's backlog was $81.7 million ($84.1 million at March 31, 1998) which includes both firm orders supported by customer purchase orders with fixed delivery dates, and blanket purchase orders against which customers issue production releases covering relatively short time periods. The decrease in order backlog at 1999 quarter end compared to 1998 primarily reflects the continued increase in sales of overhaul and repair services and the reduction in subcontract expense content of engine test facility and equipment contracts. Overhaul and repair orders, representing 26% of 1999 first quarter sales, are not included in the order backlog due to their very short lead times.

COST OF SALES
-------------

Cost of sales for the first quarter of 1999 increased $3,530,000 or 21.2% from the same quarter of 1998. The increase for the quarter was primarily due to the higher sales (including subcontract revenue) in 1999. Cost of sales as a percent of sales in the first quarter of 1999 increased to 77.4% from 75.9% in the comparable period of 1998. Material cost of sales as a percent of sales increased in the quarter primarily as a result of higher sales of flight hardware components which have material content greater than historical cost relationships. Overhead costs as a percent of sales were modestly up in the quarter due mainly to non-recurring costs related to manufacturing facilities expansion at two of the Company's subsidiaries. As a percent of sales, direct labor costs, tooling amortization costs and subcontract costs were relatively unchanged from the prior year's first quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses ("administrative expenses") as a percent of sales were 14.3% and 16.4% for the first quarters of 1999 and 1998, respectively. The decrease in administrative expenses as a percent of sales in the 1999 first quarter resulted primarily from the 19% increase in sales in 1999 and the corresponding spreading of the administrative costs over a larger sales base. Partially offsetting the 1999 percentage decrease were higher commission and royalty expenses, which resulted from the continued growth in repair and overhaul sales subject to commission.

Actual amounts expended in 1999 increased by $145,000 from the comparable period
in 1998.   Factors contributing to the higher administrative expenses were increased commission and royalty expenses.

NET INTEREST EXPENSE
--------------------

Net interest expense as a percent of sales decreased to 1.0% in the first quarter of 1999 from 1.5% in the comparable quarter in 1998, while the actual amount in 1999 decreased $77,000 from $328,000 in 1998. The decrease in the net amount of interest expense was due to lower interest rates on variable rate debt and to lower average short and long-term borrowings.

INCOME TAX EXPENSE
------------------

Income taxes were $615,000 or an effective tax rate of 32.1% in the 1999 first quarter, compared to $442,000 or an effective tax rate of 32.5% for the same
quarter of 1998.   The effective tax rate is lower than the statutory rate due primarily to the lower tax rate of the Company's foreign sales corporation.

NET INCOME
----------

Net income of $1,303,000 in the 1999 first quarter represents an increase in after-tax earnings of $385,000 or 41.9%, from the 1998 first quarter. Factors contributing to these changes were discussed above.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Company has historically met its working capital and longer term capital needs through operating cash flow, short and long-term bank debt and leasing arrangements on certain items of capital equipment.

During the first quarter of 1999, capital was used principally to fund the Company's inventory and accounts receivable and its plant, equipment and tooling
expenditures.   Management expects to reduce its present level of investment in accounts receivable, inventory and equipment and tooling during 1999 and to increase its present level of investment in production and information systems technology. The Company will also continue to seek acquisition opportunities to expand and/or diversify its markets.

The Company acquires shares of its stock on an ongoing basis when market conditions and cash position warrant. For 1999 management is authorized to purchase up to one million shares under specified conditions. During the first quarter of 1999, the Company acquired 210,000 shares of its common stock for approximately $500,000.

At the end of the quarter, the Company maintained a $9,000,000 unsecured credit line with a bank, $6,517,000 of which was available at March 31, 1999, after consideration of actual line of credit usage and credit line commitments to support foreign exchange contracts and letters of credit. The Company also had outstanding approximately $10,411,000 of secured term debt, and $661,000 of subordinated notes.

Management believes that expected increased revenues and on-going emphasis on working capital management will provide adequate cash flow from operations. As a result, the Company's cash flow from operations, its current credit facilities and available financing opportunities are felt to be adequate to finance its operations and capital expenditure requirements at present and anticipated levels.

Year 2000 Update
----------------

The Company has developed a Year 2000 Action Plan ("Action Plan") to address the issue of computer programs, information technology and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. During 1998, as discussed in the Company's annual report on Form 10-K for the year ended December 31, 1998, management undertook a company-wide project for the improvement of its business and manufacturing information systems through the purchase of enterprise resource planning software ("ERP") from Baan Systems.
The ERP software will serve as the common base platform for the integration of the manufacturing, financial, sales and procurement systems of each of the Company's operations, replacing primarily dissimilar manually-driven systems. This new system is scheduled for completion by end of third quarter 1999 and is expected to make approximately 80% of the Company's business computer systems Year 2000 compliant. The Company has developed a contingency plan to make the programs that are scheduled to be replaced by the ERP system Year 2000 compliant, if necessary. Remaining business software programs are expected to be made Year 2000 compliant through the Action Plan, including those supplied by vendors, or they will be retired.

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

At March 31, 1999, the inventory and assessment phases of the IT systems section of the Action Plan were complete. The IT systems section includes both hardware and systems software as well as applications software. Non compliance in this section may be corrected through full replacements or supplemental corrective solutions to the extent they are available from vendors and are reliable. The testing phase of this section, scheduled for completion by mid-1999, is on going as hardware or system software is remediated, upgraded or replaced.
Contingency planning for this section is approximately 75% complete and scheduled for completion by mid-1999.

The non IT systems section includes the hardware, software and related embedded computer chips that are used in the operation of all Company facilities and associated systems. At March 31, 1999, the inventory and assessment phases of the non-IT systems section were complete. The Company estimates the repair and testing of non-IT systems to be approximately 75% complete, with all repair and testing scheduled to be completed by mid-1999. Contingency planning for this section is in process and scheduled for completion by mid-1999.

The third party communications section includes: the identification and prioritization of suppliers and customers where material relationships exist, including direct interface; and communications with them regarding their plans and progress in addressing the Year 2000 issue. Communications and detailed evaluations of the most critical suppliers and customers are scheduled for completion by mid-1999, as is the development of contingency plans based on the detailed evaluations. The Company estimates that this section was on schedule at March 31, 1999.

The Company believes that the cost, including the ERP-related hardware and software, of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $1,225,000, which expenditures will be funded from operating cash flows and debt financing. As of March 31, 1999, the Company had expended approximately $700,000, including $425,000 in 1998, on Year 2000 issues.

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

Certain of the information contained in Item 2 is of a forward looking nature and is subject to various uncertainties. See Part II, Item 5.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

Not applicable - due to no material change.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------

Other than as described below in Item 5, the Company is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

At the Company's Annual Meeting of Shareholders on May 4, 1999, shareholders elected the seven nominees for the Board of Directors. There was no solicitation in opposition to the nominees proposed in the Proxy Statement. The votes with respect to the nominees were as follows:

DIRECTOR NAME                 VOTES FOR           VOTES WITHHELD
-------------                 ---------           --------------

Molly F. Cade                 12,209,273          274,295
Conrad G. Goodkind            12,217,198          266,370
William T. Gross              12,214,070          269,498
Richard A. Lund               12,214,457          269,111
Joseph R. O'Gorman            12,222,573          260,995
Terrell L. Ruhlman            12,210,473          273,095
John W. Sandford              12,222,495          261,073

ITEM 5.  OTHER INFORMATION
-------

During 1998, the Company became aware that modifications designed to reduce certain acoustic emissions at an engine test facility sold by the Company's Central Engineering subsidiary ("Cenco") for delivery in April 1998, had failed to achieve contract specifications in certain respects. The original acoustic design and installation work had been performed for Cenco under subcontract by a French company, which filed for protection under French bankruptcy law in early 1998 prior to completion.

Cenco has provided certain remedial work in an attempt to bring the acoustic emissions within contract specifications. Cenco, along with engineering services believed to be reliable, has identified other possible solutions aimed at remedying the acoustic emissions problem. Cenco is in the process of modifying the facility's acoustic design and expects to have the remedial work completed in mid 1999. Cenco has reached an agreement with its customer that limits Cenco's liability on the acoustic emissions problem to the cost of the agreed upon remedial work and certain costs incurred by the customer in connection with the interim use of alternative test facilities prior to the time the facility becomes operational. The Company estimates the total cost of completion of remedial work and engine test to range from $6 million to $8 million. The Company believes that these costs are for the most part covered under a combination of a policy of insurance guaranteeing the design work of the subcontractor and an errors and omissions insurance policy covering damages resulting from Cenco design and engineering deficiencies and by warranty and other reserves established by the Company.

The subcontractor has threatened a claim against Cenco in the French bankruptcy action and Cenco has filed an action against the subcontractor's insurer in England. It is not possible at this time to estimate the extent of Cenco's liability, if any, in the French bankruptcy proceeding. However, the Company believes that up to $13 million of potential insurance recoveries may be available to Cenco for the costs of modifications to the facility and for the interim use of alternative test facilities, although the actual extent of the Company's recoveries cannot yet be determined.

The Company's officers may, when appropriate, make public statements that contain forward looking information as to industry conditions and the Company's sales and earnings. Statements in this Form 10-Q as to future sales, earnings, cash flow, operating margins, potential insurance recoveries, and economic and industry conditions are forward looking information. Forward looking information is subject to risks and uncertainties that may significantly impact
expected results.   Among the factors that could cause actual results to differ materially from those which are anticipated are the following: business conditions generally and conditions specifically in the aircraft and aerospace industries; timing of receipt and delivery of orders; the timing and satisfactory completion of engine test facilities; price fluctuations for raw materials and labor; competitive factors, including price competition from other suppliers of similar products and overhaul and repair services; risk of obsolescence of tooling inventory before full amortization on project costs; cancellation of orders; foreign currency exchange rates, the ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade and fiscal policies; insurance recoveries; and unexpected developments while implementing the modifications necessary to mitigate Year 2000 compliance issues, including the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the indirect impacts of third parties with whom we do business and who do not mitigate their Year 2000 compliance problems and similar unforeseen consequences of the Year 2000 issue.

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


                             CADE INDUSTRIES, INC.
                             ----------------------


May 14, 1999
                            /s/ Edward B. Stephens
                         By -----------------------------
                         Edward B. Stephens
                         Vice President, Treasurer and
                         Chief Financial Officer

                             CADE INDUSTRIES, INC.

                                     * * *

                                 EXHIBIT INDEX

                                       TO

               QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                                 MARCH 31, 1999

EXHIBIT                       INCORPORATED HEREIN        FILED
NUMBER    DESCRIPTION            BY REFERENCE TO:       HEREWITH


27        Financial Data
          Schedule                                         X