Form 10-Q
period 1999-06-30
CADE INDUSTRIES INC
filed 1999-08-16
CIK 356211

FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------------ to ------------------

Commission file number 0-12808
                       -------


                             Cade Industries, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

       Wisconsin                                                39-1371038
----------------------------                                -------------------
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

   Common stock (including Common Stock Purchase Rights), $0.001 Par Value -
                    21,606,207 shares as of August 11, 1999

                                     INDEX

                             CADE INDUSTRIES, INC.
                             ---------------------

                                                                       PAGE

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets                                  1

   Condensed Consolidated Statements of
     Income for the three months ended
     June 30, 1999 and 1998                                               3

   Condensed Consolidated Statements of Income
     for the six months ended June 30, 1999
     and 1998                                                             4

   Condensed Consolidated Statements of Cash Flows
     for the six months ended June 30, 1999
     and 1998                                                             5

   Notes to Condensed Consolidated Financial
     Statements                                                           6

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                       8

Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                                    12

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                13

Item 5. Other Information                                                13

Item 6. Exhibits and Reports on Form 8-K                                 14

                    PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CADE INDUSTRIES, INC.

                                                   June 30,
                                                     1999          December 31,
                                                 (Unaudited)        1998*<F1>
                                                -------------      ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $   581,044       $   580,489
  Trade accounts receivable - net                 15,404,437        13,172,191
  Costs and estimated earnings in excess
    of billings on uncompleted contracts           3,827,635         3,923,693
  Inventories:
     Finished goods and work in progress           8,098,995         8,416,597
     Materials and supplies                        9,155,978         8,671,324
                                                 -----------       -----------
                                                  17,254,973        17,087,921

  Deferred income taxes                            2,184,000         2,184,000
  Prepaid expenses and other
    current assets                                   700,299           780,685
                                                 -----------       -----------
     TOTAL CURRENT ASSETS                         39,952,388        37,728,979

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                              803,365           803,365
  Buildings                                        7,916,327         7,766,606
  Machinery and equipment                         15,758,596        13,489,504
  Tooling                                         13,156,307        13,336,445
                                                 -----------       -----------
                                                  37,634,595        35,395,920
  Less accumulated depreciation
    and amortization                              17,393,724        16,199,252
                                                 -----------       -----------
                                                  20,240,871        19,196,668
INTANGIBLE AND OTHER ASSETS
  Goodwill - net                                   5,030,810         5,130,957
  Other assets                                       142,032           218,227
                                                 -----------       -----------
                                                   5,172,842         5,349,184
                                                 -----------       -----------
                                                 $65,366,101       $62,274,831
                                                 -----------       -----------
                                                 -----------       -----------

See notes to condensed consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank                           $ 4,845,000       $   150,000
  Current portion of long-term debt                3,460,468         3,467,066
  Trade accounts payable                           6,675,977         7,034,214
  Employee compensation and amounts withheld       2,713,296         2,446,571
  Billings in excess of costs and estimated
    earnings on uncompleted contracts              5,798,183         9,600,327
  Accrued expenses                                 2,482,238         3,543,335
                                                 -----------       -----------
     TOTAL CURRENT LIABILITIES                    25,975,162        26,241,513

LONG TERM DEBT                                     9,430,139         8,313,322

DEFERRED INCOME TAXES                                666,000           666,000

SHAREHOLDERS' EQUITY
  Preferred Stock, 10% cumulative, non-voting,
    stated value $300 per share; authorized 500
    shares, none issued
  Common Stock, par value $.001 per share;
    authorized 100,000,000 shares, issued
    22,348,859 shares in 1999 and 1998                22,349            22,349
  Additional paid-in capital                       9,482,361         9,491,975
  Retained earnings                               21,420,916        18,717,424
                                                 -----------       -----------
                                                  30,925,626        28,231,748
  Less cost of Common Stock in treasury
    (742,652 and 550,232 shares in 1999 and
    1998, respectively)                            1,630,826         1,177,752
                                                 -----------       -----------
                                                  29,294,800        27,053,996
                                                 -----------       -----------
                                                 $65,366,101       $62,274,831
                                                 -----------       -----------
                                                 -----------       -----------

See notes to condensed consolidated financial statements.

*<F1> The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

CADE INDUSTRIES, INC.

                                                  Three Months Ended June 30,
                                                 -----------------------------
                                                     1999              1998
                                                 -----------       -----------
Sales                                            $26,413,239       $24,098,408
Operating expenses:
  Cost of sales                                   20,238,111        18,752,711
  Selling, general and administrative
    expenses                                       3,860,088         3,542,038
                                                 -----------       -----------
                                                  24,098,199        22,294,749
                                                 -----------       -----------

  INCOME FROM OPERATIONS                           2,315,040         1,803,659

Interest expense - net                               334,649           325,972
                                                 -----------       -----------

  INCOME BEFORE INCOME TAXES                       1,980,391         1,477,687

Income taxes                                         580,000           398,000
                                                 -----------       -----------

  NET INCOME                                     $ 1,400,391       $ 1,079,687
                                                 -----------       -----------
                                                 -----------       -----------

  NET INCOME PER SHARE
     Basic                                        $     0.06       $      0.05
     Diluted                                            0.06              0.05

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

CADE INDUSTRIES, INC.

                                                   Six Months Ended June 30,
                                                 -----------------------------
                                                     1999              1998
                                                 -----------       -----------
Sales                                            $52,482,328       $46,011,756
Operating expenses:
  Cost of sales                                   40,405,395        35,390,047
  Selling, general and administrative
    expenses                                       7,592,273         7,129,456
                                                 -----------       -----------
                                                  47,997,668        42,519,503
                                                 -----------       -----------

  INCOME FROM OPERATIONS                           4,484,660         3,492,253
Interest expense - net                               586,168           654,129
                                                 -----------       -----------

  INCOME BEFORE INCOME TAXES                       3,898,492         2,838,124

Income taxes                                       1,195,000           840,000
                                                 -----------       -----------

  NET INCOME                                     $ 2,703,492       $ 1,998,124
                                                 -----------       -----------
                                                 -----------       -----------

  NET INCOME PER SHARE
     Basic                                        $     0.12       $      0.09
     Diluted                                            0.12              0.09

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

CADE INDUSTRIES, INC.

                                                   Six Months Ended June 30,
                                                 -----------------------------
                                                     1999              1998
                                                 -----------       -----------
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES                             $(2,546,146)      $ 2,302,347

INVESTING ACTIVITIES
  Additions to property, plant
    and equipment                                 (2,850,675)       (1,577,475)
  Other                                               54,845
                                                 -----------       -----------
                                                  (2,795,830)       (1,577,475)

FINANCING ACTIVITIES
  Increase in note payable to bank                 4,695,000          (610,000)
  (Payments) of long-term debt -
    net of new borrowing proceeds                  1,110,219        (1,201,387)
  Exercise of stock options                                             93,125
  Purchase of common stock for treasury             (551,940)          (28,910)
  Other                                               89,252            86,994
                                                 -----------       -----------
                                                   5,342,531        (1,660,178)
                                                 -----------       -----------

  INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                     555          (935,306)

  CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                              580,489         1,093,176
                                                 -----------       -----------

  CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                $   581,044       $   157,870
                                                 -----------       -----------
                                                 -----------       -----------

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             CADE INDUSTRIES, INC.

                                  JUNE 30,1999

NOTE A - BASIS OF PRESENTATION
------------------------------

The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 1999 and 1998, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary (consisting only of normal recurring accruals) for a fair presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - EARNINGS PER SHARE
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three Months Ended June 30    Six Months Ended June 30
                                                                        --------------------------   --------------------------
                                                                          1999           1998           1999           1998
                                                                       -----------    -----------    -----------    -----------
Numerator:
  Numerator for basic and diluted earnings
    per share - income available to
    common shareholders                                                $ 1,400,391    $ 1,079,687    $ 2,703,492    $ 1,998,124
                                                                       -----------    -----------    -----------    -----------
                                                                       -----------    -----------    -----------    -----------
Denominator:
  Denominator for basic earnings per share -
    weighted average shares                                             21,621,539     22,034,891     21,676,941     22,007,499

  Effect of dilutive stock options - potential
    common shares                                                          436,812        710,286        439,985        633,284
                                                                       -----------    -----------    -----------    -----------

  Denominator for diluted earnings per share -
    adjusted weighted-average shares                                    22,058,351     22,745,177     22,116,926     22,640,783
                                                                       -----------    -----------    -----------    -----------
                                                                       -----------    -----------    -----------    -----------

Basic Earnings Per Share                                                     $0.06         $ 0.05          $0.12         $ 0.09
                                                                       -----------    -----------    -----------    -----------
                                                                       -----------    -----------    -----------    -----------

Diluted Earnings Per Share                                                   $0.06         $ 0.05          $0.12         $ 0.09
                                                                       -----------    -----------    -----------    -----------
                                                                       -----------    -----------    -----------    -----------

NOTE C - BUSINESS SEGMENTS
--------------------------

Financial information segregated by reportable product segments for the three and six month periods ended June 30, 1999 and 1998 is as follows:

                                                                        Three Months Ended June 30    Six Months Ended June 30
                                                                        --------------------------   --------------------------
                                                                          1999           1998            1999           1998
                                                                       -----------    -----------    -----------    -----------
Sales
-----
  Engine and airframe products and services                            $17,259,300    $12,151,300    $34,012,900    $24,066,800
  Test facilities and equipment                                          9,153,900     11,947,100     18,469,400     21,944,900
                                                                       -----------    -----------    -----------    -----------
     Consolidated sales                                                $26,413,200    $24,098,400    $52,482,300    $46,011,700
                                                                       -----------    -----------    -----------    -----------
                                                                       -----------    -----------    -----------    -----------
Operating Income
----------------
  Engine and airframe products and services                            $ 2,450,900    $ 1,562,600    $ 4,746,400    $ 2,881,700
  Test facilities and equipment                                            568,500        901,100        968,100      1,770,500
  Other                                                                   (704,400)      (660,100)    (1,229,800)    (1,159,900)
                                                                       -----------    -----------    -----------    -----------
     Consolidated operating income                                     $ 2,315,000    $ 1,803,600    $ 4,484,700    $ 3,492,300
                                                                       -----------    -----------    -----------    -----------
                                                                       -----------    -----------    -----------    -----------

NOTE D - NEW ACCOUNTING PRONOUNCEMENT
-------------------------------------

In June 1998 the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for years beginning after June 15, 2000. The Company has not completed its evaluation of the effect of adopting SFAS 133, however, it believes there will be no impact on its financial position and results of operations from such statement adoption.

            PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             CADE INDUSTRIES, INC.

                             RESULTS OF OPERATIONS
                             ---------------------

SALES
-----

The Company's net sales of $26,413,000 in the second quarter of 1999 represented an increase of 9.6% or $2,315,000 from the same quarter of 1998, while net sales of $52,482,000 for the six months ended June 30, 1999, represented an increase of $6,471,000 or 14.1% compared to the same six-month period of the prior year. The higher sales for both the second quarter and six-month periods primarily reflect the Company's continued product diversification and increased sales of gas turbine engine components and overhaul and repair services.

At June 30, 1999, the Company's backlog was $84.0 million ($87.7 million at June 30, 1998) which includes both firm orders supported by customer purchase orders with fixed delivery dates, and blanket purchase orders against which customers issue production releases covering relatively short time periods. The decrease in order backlog at 1999 quarter end compared to 1998 primarily reflects the continued increase in sales of overhaul and repair services and the reduction in subcontract expense content of engine test facility and equipment contracts. Overhaul and repair orders, representing approximately 27% of 1999 second quarter and year-to-date sales, are not included in the order backlog due to their very short lead times.

COST OF SALES
-------------
Cost of sales for the second quarter of 1999 increased $1,485,000 or 7.9% from the same quarter of 1998 and for the six-months ended June 30, 1999 increased $5,015,000 or 14.2% from the comparable period in 1998. The increases for both the quarter and six-month periods were primarily due to the higher sales (including subcontract revenue) in 1999. Cost of sales as a percent of sales in the second quarter of 1999 decreased to 76.6% from 77.8% in the prior year's quarter and for the six-months ended June 30, 1999 was relatively unchanged at 77.0% compared to 76.9% in the comparable period of 1998. The largest percentage change in cost of sales components was a decrease in subcontract costs in both the 1999 second quarter and year-to-date period. A portion of the Company's revenues are derived from contracts to manufacture engine test facilities that involve building construction by subcontractors. These subcontract costs, which are expensed as material costs, are passed on to customers at margins substantially below historical manufacturing results. The material, labor, overhead and tooling amortization components of cost of sales as a percent of sales (excluding the effect of subcontract costs and revenues) reflected only modest changes for both the 1999 second quarter and year-to-date period from the comparable 1998 periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses ("administrative expenses") as a percent of sales were 14.6% and 14.7% for the second quarters of 1999 and 1998, respectively, and 14.5% and 15.5% for the six months ended June 30, 1999 and 1998, respectively. The percentages of administrative expenses to sales for the 1999 second quarter and year-to-date period were impacted by higher costs related to management information systems, product warranty and travel. The 1999 second quarter percentage was further impacted by decreased commission and royalty expenses although these same expenses, as well as costs related to investor relations, increased during the 1999 six-month period. Sales commissions and royalties are directly related to the sales mix of products and/or customers. Offsetting these 1999 percentage increases was the effect of the increases in sales and the corresponding spreading of the administrative costs over a larger sales base.

Actual amounts expended in the three and six month periods of 1999 increased by $318,000 and $463,000, respectively, from the same periods in 1998. Factors contributing to the higher dollar level of administrative expenditures were increased costs related to the development and implementation of enterprise resource planning systems, product warranty, travel-related costs incurred to support the higher current and expected sales volumes, and expenses related to investor relations efforts.

NET INTEREST EXPENSE
--------------------

Net interest expense as a percent of sales was approximately 1.2% for both the second quarter of 1999 and the six-month period ended June 30, 1999 and was 1.4% for the 1998 quarter and six-month period ended June 30, 1998. Actual interest expense for the second quarter of 1999 increased by $9,000 to $335,000 due primarily to higher average short-term borrowings, with partial offset from lower interest rates on variable rate debt. For the six months ended June 30, 1999 interest expense decreased by $68,000 to $586,000 due to lower average short and long-term borrowings and lower interest rates on variable rate debt.

INCOME TAX EXPENSE
------------------

Income taxes were $580,000 or an effective tax rate of 29.3% in the 1999 second quarter compared to $398,000 or an effective tax rate of 26.9% for the same quarter of 1998. Income taxes for the six month period ended June 30, 1999 increased by $355,000 to $1,195,000 from the comparable period of the prior year and the effective tax rates were 30.7% and 29.6%, respectively. The effective tax rate is lower than the statutory rate due primarily to tax savings arising from the Company's foreign sales corporation.

NET INCOME
----------

Net income of $1,400,000 in the 1999 second quarter represents an increase in after-tax earnings of $321,000 or 30%, from the 1998 second quarter. Net income of $2,703,000 for the first six months of 1999 represents an increase in after-tax earnings of $705,000 or 35%, from the comparable period of 1998. Factors contributing to these changes are discussed above.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Company has historically met its working capital and longer term capital needs through operating cash flow, short and long-term bank debt and leasing arrangements on certain items of capital equipment.

During the first six months of 1999, capital was used principally to fund the Company's inventory and accounts receivable, its warranty expense, its plant, equipment and tooling expenditures and to meet its debt repayment obligations. The Company will continue to seek acquisition opportunities to expand and/or diversify its markets.

The Company acquires shares of its stock on an ongoing basis when market conditions and cash position warrant. For 1999 management is authorized to purchase up to one million shares under specified conditions. During the first half of 1999, the Company acquired 230,000 shares of its common stock for approximately $552,000.

At the end of the quarter, the Company maintained a $10,000,000 unsecured credit line with a bank, $4,970,000 of which was available at June 30, 1999, after consideration of actual line of credit usage and credit line commitments to support foreign exchange contracts and letters of credit. The Company also had outstanding approximately $12,229,000 of secured term debt, and $661,000 of subordinated notes.

Management believes that expected increased revenues and on-going emphasis on working capital management will provide adequate cash flow from operations. As a result, the Company's cash flow from operations, its current credit facilities and available financing opportunities are felt to be adequate to finance its operations and capital expenditure requirements at present and anticipated levels.

Year 2000 Update
----------------

The Company has developed a Year 2000 Action Plan ("Action Plan") to address the issue of computer programs, information technology and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. During 1998, as discussed in the Company's annual report on Form 10-K for the year ended December 31, 1998, management undertook a company-wide project for the improvement of its business and manufacturing information systems through the purchase of enterprise resource planning software ("ERP"). The ERP software will serve as the common base platform for the integration of the manufacturing, financial, sales and procurement systems of each of the Company's operations, replacing primarily dissimilar manually-driven systems. This new system combined with upgrades to the Company's other business software programs is expected to make the Company's business computer systems Year 2000 compliant in the fourth quarter of 1999. The Company has developed a contingency plan to make the programs that are scheduled to be replaced by the ERP system Year 2000 compliant, if necessary.

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

At June 30, 1999, the inventory and assessment phases of the IT system section of the Action Plan were complete. The IT systems section includes both hardware and systems software as well as applications software. Non compliance in this section may be corrected through full replacements or supplemental corrective solutions to the extent they are available from vendors and are reliable. The testing phase of this section, scheduled for completion in the third quarter of 1999, is on going as hardware or system software is remediated, upgraded or replaced. Contingency planning for this section is approximately 95% complete and scheduled for completion in the third quarter of 1999.

The non IT systems section includes the hardware, software and related embedded computer chips that are used in the operation of all Company facilities and associated systems. At June 30, 1999, the inventory and assessment phases of the non-IT system section were complete. The Company estimates the repair and testing of non-IT systems to be approximately 90% complete, with all repair and testing scheduled to be completed in the third quarter of 1999. Contingency planning for this section is in process and scheduled for completion by mid-1999.

The third party communications section includes: the identification and prioritization of suppliers and customers where material relationships exist, including direct interface; and communications with them regarding their plans and progress in addressing the Year 2000 issue. Communications and detailed evaluations of the most critical suppliers and customers are scheduled for completion in the third quarter of 1999. The development of contingency plans for this section is complete. The Company estimates that this section was on schedule at June 30, 1999.

The Company believes that the cost, including the ERP-related hardware and software, of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $1,425,000, which expenditures will be funded from operating cash flows and debt financing. As of June 30, 1999, the Company had expended approximately $1,100,000, including $425,000 in 1998, on Year 2000 issues.

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

ITEM 5. OTHER INFORMATION
-------

In its prior filings, the Company has discussed the circumstances surrounding an acoustic emissions problem at an engine test facility sold by its Cade Cenco ("Cenco") subsidiary. The Company has completed the remedial work on the test facility within the original cost estimates of $7 million to $8 million. The facility now meets the contract specifications, has been issued an unrestricted use permit by local authorities, and is fully operational at this time.

The Company believes that the costs of remedial work and interim engine test facilities will, for the most part, be offset by potential insurance recoveries that may be available under a combination of a policy of insurance guaranteeing the design work of the subcontractor and an errors and omissions insurance policy covering damages resulting from Cenco design and engineering deficiencies, by warranty and other reserves established by the Company and other sources. The Company has filed claims or initiated litigation seeking recovery under the insurance policies.

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


                             CADE INDUSTRIES, INC.
                             ---------------------


August 13, 1999
                     By  /s/ Edward B. Stephens
                         -----------------------------
                         Edward B. Stephens
                         Vice President, Treasurer and
                         Chief Financial Officer

                             CADE INDUSTRIES, INC.

                                     * * *

                                 EXHIBIT INDEX

                                       TO

               QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                                 JUNE 30, 1999

 EXHIBIT                              INCORPORATED HEREIN          FILED
  NUMBER       DESCRIPTION              BY REFERENCE TO:          HEREWITH
 -------       ---------------        -------------------         --------

    27         Financial Data
               Schedule                                               X