Form 10-Q
period 1999-09-30
CADE INDUSTRIES INC
filed 1999-11-12
CIK 356211

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1999
                               -------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission file number              0-12808
                         --------------------
                            Cade Industries, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                               39-1371038
--------------------------------           ------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)            Identification No.)

            2365 Woodlake Drive, Suite 120, Okemos, Michigan  48864
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

   Common stock (including Common Stock Purchase Rights), $0.001 Par Value -
                   21,606,207 shares as of November 11, 1999

                                     INDEX

                             CADE INDUSTRIES, INC.
                             ---------------------

                                                                     PAGE

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets                                1

   Condensed Consolidated Statements of
    Income for the three months ended
    September 30, 1999 and 1998                                         3

   Condensed Consolidated Statements of Income
    for the nine months ended September 30, 1999
    and 1998                                                            4

   Condensed Consolidated Statements of Cash Flows
    for the nine months ended September 30, 1999
    and 1998                                                            5

   Notes to Condensed Consolidated Financial
    Statements                                                          6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                     8

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                   12

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                             13

Item 5.  Other Information                                             13

Item 6.  Exhibits and Reports on Form 8-K                              14

PART I, ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CADE INDUSTRIES, INC.


                                                                September 30,
                                                                    1999                  December 31,
                                                                 (Unaudited)                  1998*
                                                          ----------------------    ----------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $   975,551               $   580,489
  Trade accounts receivable - net                                     14,829,171                13,172,191
  Costs and estimated earnings in excess
     of billings on uncompleted contracts                              3,535,436                 3,923,693
  Inventories:
    Finished goods and work in progress                                8,567,909                 8,416,597
    Materials and supplies                                             9,344,834                 8,671,324
                                                          ----------------------    ----------------------
                                                                      17,912,743                17,087,921

  Deferred income taxes                                                2,184,000                 2,184,000
  Prepaid expenses and other current assets                              955,453                   780,685
                                                          ----------------------    ----------------------
            TOTAL CURRENT ASSETS                                      40,392,354                37,728,979

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                  803,365                   803,365
  Buildings                                                            8,081,229                 7,766,606
  Machinery and equipment                                             16,818,143                13,489,504
  Tooling                                                             13,330,904                13,336,445
                                                          ----------------------    ----------------------
                                                                      39,033,641                35,395,920
  Less accumulated depreciation and amortization                      18,159,906                16,199,252
                                                          ----------------------    ----------------------
                                                                      20,873,735                19,196,668
INTANGIBLE AND OTHER ASSETS
  Goodwill - net                                                       4,980,738                 5,130,957
  Other assets                                                           142,358                   218,227
                                                          ----------------------    ----------------------
                                                                       5,123,096                 5,349,184
                                                          ----------------------    ----------------------

                                                                     $66,389,185               $62,274,831
                                                          ======================    ======================


* The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.


See notes to condensed consolidated financial statements.

CADE INDUSTRIES, INC.

                                               September 30,
                                                   1999           December 31,
                                                (Unaudited)         1998*
                                               -------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank                         $   7,767,606      $    150,000
  Current portion of long-term debt                3,457,370         3,467,066
  Trade accounts payable                           5,351,700         7,034,214
  Employee compensation and amounts withheld       2,671,579         2,446,571
  Billings in excess of costs and estimated
    earnings on uncompleted contracts              4,823,854         9,600,327
  Accrued expenses                                 2,070,790         3,543,335
                                               -------------      ------------
      TOTAL CURRENT LIABILITIES                   26,142,999        26,241,513


LONG-TERM DEBT                                     8,723,676         8,313,322


DEFERRED INCOME TAXES                                666,000           666,000


SHAREHOLDERS' EQUITY

  Preferred Stock, 10% cumulative, non-voting,
    stated value $300 per share; authorized 500
    shares, none issued
  Common Stock, par value $.001 per share;
    authorized 100,000,000 shares, issued
    22,348,859 shares in 1999 and 1998                22,349            22,349
  Additional paid-in capital                       9,482,361         9,491,975
  Retained earnings                               22,982,626        18,717,424
                                               -------------      ------------
                                                  32,487,336        28,231,748


  Less cost of Common Stock in treasury
    (742,652 and 550,232 shares in 1999 and
    1998, respectively)                            1,630,826         1,177,752
                                               -------------      ------------
                                                  30,856,510        27,053,996
                                               -------------      ------------
                                               $  66,389,185      $ 62,274,831
                                               =============      ============

* The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CADE INDUSTRIES, INC.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   1999                1998
                                               ------------        ------------
Sales                                          $ 26,112,549        $ 25,501,933

Operating expenses:
  Cost of sales                                  20,430,434          20,057,461
  Selling, general and administrative expenses    2,807,880           3,602,117
                                               ------------        ------------
                                                 23,238,314          23,659,578
                                               ------------        ------------

  INCOME FROM OPERATIONS                          2,874,235           1,842,355

Interest expense - net                              341,690             294,389
                                               ------------        ------------

  INCOME BEFORE INCOME TAXES                      2,532,545           1,547,966

Income taxes                                      1,034,000             435,000
                                               ------------        ------------

NET INCOME                                     $  1,498,545        $  1,112,966
                                               ============        ============
NET INCOME PER SHARE
  Basic                                        $       0.07        $       0.05
  Diluted                                              0.07                0.05

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CADE INDUSTRIES, INC.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   1999                1998
                                               ------------       ------------
Sales                                          $ 78,594,877       $ 71,513,689

Operating expenses:
  Cost of Sales                                  60,835,829         55,447,508
  Selling, general and administrative expenses   10,400,153         10,731,573
                                               ------------       ------------
                                                 71,235,982         66,179,081
                                               ------------       ------------

  INCOME FROM OPERATIONS                          7,358,895          5,334,608

Interest expense - net                              927,858            948,518
                                               ------------       ------------

  INCOME BEFORE INCOME TAXES                      6,431,037          4,386,090

Income taxes                                      2,229,000          1,275,000
                                               ------------       ------------

NET INCOME                                     $  4,202,037       $  3,111,090
                                               ============       ============
NET INCOME PER SHARE
  Basic                                        $       0.19       $       0.14
  Diluted                                              0.19               0.14

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CADE INDUSTRIES, INC.


                                                                        Nine Months Ended September 30,
                                                                  -----------------------------------------
                                                                     1999                           1998
                                                                  ----------                     ----------
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES                                             $(2,935,638)                   $ 2,809,300

INVESTING ACTIVITIES
  Additions to property, plant and equipment                      (4,249,721)                    (3,286,847)
  Other                                                               54,845
                                                                 -----------                   ------------
                                                                  (4,194,876)                    (3,286,847)

FINANCING ACTIVITIES
  Increase in note payable to bank                                 7,617,606                      1,360,000
  Net proceeds from (payments on) long-term debt                     400,658                     (1,148,254)
  Exercise of stock options                                                                          93,125
  Purchase of common stock for treasury                             (551,940)                      (312,218)
  Other                                                               59,252                         86,994
                                                                 -----------                   ------------
                                                                   7,525,576                         79,647
                                                                 -----------                   ------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                   395,062                       (397,900)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                580,489                      1,093,176
                                                                 -----------                    -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                  $   975,551                    $   695,276
                                                                 ===========                    ===========



See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             CADE INDUSTRIES, INC.

                               SEPTEMBER 30, 1999

NOTE A - BASIS OF PRESENTATION
------------------------------

The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 1999 and 1998, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such condensed consolidated financial statements reflect all adjustments necessary (consisting only of normal recurring accruals) for a fair presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. These results may not necessarily reflect the results of the entire year.

NOTE B - EARNINGS PER SHARE
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended Sept. 30       Nine Months Ended Sept. 30
                                                     -----------------------------     -----------------------------
                                                         1999            1998             1999              1998
                                                     ------------     ------------     -----------       -----------
Numerator:
  Numerator for basic and diluted earnings
    per share - income available to
    common shareholders                               $ 1,498,545     $ 1,112,966      $ 4,202,037       $ 3,111,090
                                                      ===========     ===========      ===========       ===========
Denominator:
  Denominator for basic earnings per share -
    weighted average shares                            21,606,207      21,977,921       21,653,103        21,997,532

  Effect of dilutive stock options - potential
    common shares                                         594,294         594,294          508,715           620,287
                                                      ===========     ===========      ===========       ===========
  Denominator for diluted earnings per share -
    adjusted weighted-average shares                   22,200,501      22,572,215       22,161,818        22,617,819
                                                      ===========     ===========      ===========       ===========
Basic Earnings Per Share                              $      0.07     $      0.05      $      0.19       $      0.14
                                                      ===========     ===========      ===========       ===========
Diluted Earnings Per Share                            $      0.07     $      0.05      $      0.19       $      0.14
                                                      ===========     ===========      ===========       ===========

NOTE C - BUSINESS SEGMENTS
--------------------------

Financial information segregated by reportable product segments for the three and nine month periods ended September 30, 1999 and 1998 is as follows:

                                                      Three Months Ended Sept. 30       Nine Months Ended Sept. 30
                                                     -----------------------------     -----------------------------
                                                         1999            1998             1999              1998
                                                     ------------     ------------     -----------       -----------
Sales
-----
  Engine and airframe products and services           $14,997,000     $13,675,400      $49,009,900       $37,742,200
  Test facilities and equipment                        11,115,600      11,826,500       29,585,000        33,771,500
                                                      -----------     -----------      -----------       -----------
    Consolidated sales                                $26,112,600     $25,501,900      $78,594,900       $71,513,700
                                                      ===========     ===========      ===========       ===========
Operating Income
----------------
  Engine and airframe products and services           $ 2,234,100     $ 1,709,700      $ 6,980,500       $ 4,591,400
  Test facilities and equipment                         1,108,400         606,300        2,076,500         2,376,900
  Other                                                  (468,300)       (473,600)      (1,698,100)       (1,633,700)
                                                      -----------     -----------      -----------       -----------
    Consolidated operating income                     $ 2,874,200     $ 1,842,400      $ 7,358,900       $ 5,334,600
                                                      ===========     ===========      ===========       ===========

NOTE D - NEW ACCOUNTING PRONOUNCEMENT
-------------------------------------

In June 1998 the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for years beginning after June 15, 2000. The Company has not completed its evaluation of the effect of adopting SFAS 133, however, it believes there will be no significant impact on its financial position and results of operations from such statement adoption.

NOTE E - SUBSEQUENT EVENT
-------------------------

In October 1999 pursuant to a merger agreement, a wholly owned subsidiary of United Technologies Corporation ("UTC") initiated a tender offer to purchase all of the outstanding shares of the Company's common stock, including the associated common stock purchase rights, at $5.05 per share, net to the seller in cash. The offer is conditioned upon, among other things, expiration or termination of all waiting periods imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (for which early termination has been received), and upon at least 75 percent of the issued and outstanding shares on a fully diluted basis being validly tendered and not withdrawn prior to the time of expiration of the offer. The offer will expire at end of day, November 19, 1999 unless extended. Upon successful completion of the tender offer, the Company will be merged with a wholly owned subsidiary of UTC.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             CADE INDUSTRIES, INC.

                             RESULTS OF OPERATIONS
                             ---------------------

SALES
-----

The Company's net sales of $26,113,000 in the third quarter of 1999 represented an increase of 2.4% or $611,000 from the same quarter of 1998, while net sales of $78,595,000 for the nine months ended September 30, 1999, represented an increase of $7,081,000 or 9.9% compared to the same nine-month period of the prior year. The higher sales for both the third quarter and nine-month periods primarily reflect the Company's continued product diversification and increased sales of gas turbine engine components and overhaul and repair services.

At September 30, 1999, the Company's backlog was $90.0 million ($81.0 million at September 30, 1998) which includes both firm orders supported by customer purchase orders with fixed delivery dates, and blanket purchase orders against which customers issue production releases covering relatively short time periods. The increase in order backlog at 1999 quarter end compared to 1998 primarily reflects the continued increase in sales of gas turbine engine components and certain airframe components. Overhaul and repair orders, representing approximately 25% of 1999 third quarter and 27% of year-to-date sales, are not included in the order backlog due to their very short lead times.

COST OF SALES
-------------

Cost of sales for the third quarter of 1999 increased $373,000 or 1.9% from the same quarter of 1998 and for the nine-months ended September 30, 1999 increased $5,388,000 or 9.7% from the comparable period in 1998. The increases for both the quarter and nine-month periods were primarily due to the higher sales in 1999. Cost of sales as a percent of sales in the third quarter of 1999 decreased slightly to 78.2% from 78.7% in the prior year's quarter and for the nine-months ended September 30, 1999 was relatively unchanged at 77.4% compared to 77.5% in the comparable period of 1998. The largest percentage change in cost of sales components was a decrease in subcontract costs in both the 1999 third quarter and year-to-date period. A portion of the Company's revenues are derived from contracts to manufacture engine test facilities that involve building construction by subcontractors. These subcontract costs, which are expensed as material costs, are passed on to customers at margins substantially below historical manufacturing results. Partially offsetting the decreased percent of subcontract expense was an increase in material cost of sales as a percent of sales for both the 1999 third quarter and nine-month period primarily as a result of higher sales of flight hardware components which have material content greater than historical cost relationships and due to the change from customer-provided to vendor-procured materials on certain gas turbine engine components. The labor, overhead and tooling amortization components of cost of sales as a percent of sales reflected only moderate changes for both the 1999 third quarter and year-to-date period from the comparable 1998 periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses ("administrative expenses") as a percent of sales were 10.8% and 14.1% for the third quarters of 1999 and 1998, respectively, and 13.2% and 15.0% for the nine months ended September 30, 1999 and 1998, respectively. The decreased percentages of administrative expenses to sales for both the 1999 third quarter and year-to-date period primarily reflect higher 1998 costs related to management information systems, product warranty and commission and royalty expenses. Sales commissions and royalties are directly related to the sales mix of products and/or customers. Also, the decrease in administrative expenses as a percent of sales for both 1999 periods further resulted from the increases in sales as a base and the corresponding spreading of the administrative costs over a larger sales base.

Actual amounts expended in the three and nine month periods of 1999 decreased by $794,000 and $331,000, respectively, from the same periods in 1998. Factors contributing to the decreased level of administrative expenditures were decreased costs related to the development and implementation of enterprise resource planning systems, product warranty, and sales commissions.

NET INTEREST EXPENSE
--------------------

Net interest expense as a percent of sales was relatively unchanged at approximately 1.2% for both the third quarters and the nine-month periods ended September 30, 1999 and 1998. Actual interest expense for the third quarter of 1999 increased by $47,000 to $342,000 due primarily to higher average short-term borrowings, with partial offset from lower interest rates on the variable rate debt. For the nine months ended September 30, 1999 interest expense decreased by $21,000 to $928,000 due to lower interest rates on variable rate debt with partial offset from slightly higher average short and long-term borrowings.

INCOME TAX EXPENSE
------------------

Income taxes were $1,034,000 or 4.0% of sales in the 1999 third quarter, compared to $435,000 or 1.7% of sales for the same quarter of 1998 and were $2,229,000 or 2.8% of sales for the nine-month period ended September 30, 1999, compared to 1.8% of sales for the same period in 1998. Tax savings arising from the Company's foreign sales corporation were lower in the 1999 periods as a result of differences in the mix of product sales to international customers in the respective periods and the relative profitability of such sales.

NET INCOME
----------

Net income of $1,499,000 in the 1999 third quarter represents an increase in after-tax earnings of $386,000 or 34.6%, from the 1998 third quarter. Net income of $4,202,000 for the first nine months of 1999 represents an increase in after-tax earnings of $1,091,000 or 35.1%, from the comparable 1998 period. Factors contributing to these changes are discussed above.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Company has historically met its working capital and longer term capital needs through operating cash flow, short and long-term bank debt and leasing arrangements on certain items of capital equipment. During the first nine months of 1999, capital was used principally to fund the Company's inventory and accounts receivable, its plant, equipment and tooling expenditures, remediation costs related to a GEAES project and to meet its debt repayment obligations.

The Company acquired shares of its stock on an ongoing basis when market conditions and cash position warranted. For 1999 management is authorized to purchase up to one million shares under specified conditions. During 1999, the Company acquired 230,000 shares of its common stock for approximately $552,000 (no shares were repurchased in the third quarter) and it does not anticipate repurchasing any shares until the merger with UTC is completed.

At the end of the quarter, the Company maintained a $10,000,000 unsecured credit line with a bank, $2,163,000 of which was available at September 30, 1999, after consideration of actual line of credit usage and credit line commitments to support foreign exchange contracts and letters of credit. The Company also had outstanding approximately $11,520,000 of secured term debt, and $661,000 of subordinated notes.

In connection with the October 1999 United Technologies Corporation tender offer for the purchase of all of the issued and outstanding common shares of the Company, as described in Note E to the September 30, 1999 condensed consolidated financial statements, the Company expects to incur transactional costs of approximately $500,000 for financial advisory, legal and other professional advisory services.

Management believes that expected increased revenues and continued emphasis on working capital management will provide adequate cash flow from operations. As a result, the Company's cash flow from operations, its current credit facilities and available financing opportunities are felt to be adequate to finance its operations and capital expenditure requirements at present and anticipated levels.

Year 2000 Update
----------------

The Company has developed a Year 2000 Action Plan ("Action Plan") to address the issue of computer programs, information technology and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. During 1998, as discussed in the Company's annual report on Form 10-K for the year ended December 31, 1998, management undertook a company-wide project for the improvement of its business and manufacturing information systems through the purchase of enterprise resource planning software ("ERP"). The ERP software will serve as the common base platform for the integration of the manufacturing, financial, sales and procurement systems of each of the Company's operations, replacing primarily dissimilar manually-driven systems. Full implementation of this new system combined with upgrades to the Company's other business software programs is expected to make the Company's business computer systems Year 2000 compliant in the fourth quarter of 1999. The Company has developed a contingency plan, including upgrades to existing programs, to make the programs that are scheduled to be replaced by the ERP system Year 2000 compliant, if necessary.

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

At September 30, 1999, the inventory, assessment and contingency planning phases of the IT system section of the Action Plan were complete. The IT systems section includes both hardware and systems software as well as applications software. Non compliance in this section is being corrected through full replacements or supplemental corrective solutions to the extent they are available from vendors and are reliable. The testing phase of this section is expected to be completed in the fourth quarter of 1999 upon full implementation of the ERP system.

The non IT systems section includes the hardware, software and related embedded computer chips that are used in the operation of all Company facilities and associated systems. At September 30, 1999, all phases of the non-IT system section were complete.

The third party communications section includes: the identification and prioritization of suppliers and customers where material relationships exist, including direct interface; and communications with them regarding their plans and progress in addressing the Year 2000 issue. Communications and detailed evaluations of the most critical suppliers and customers was completed in the third quarter of 1999. The development of contingency plans for this section is complete.

The Company believes that the cost, including the ERP-related hardware and software, of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $1,425,000, which expenditures will be funded from operating cash flows and debt financing. As of September 30, 1999, the Company had expended approximately $1,360,000, including $425,000 in 1998, on Year 2000 issues.

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

ITEM 5.  OTHER INFORMATION
-------

In its prior filings, the Company has discussed the circumstances surrounding an acoustic emissions problem at an engine test facility sold by its Cade Cenco ("Cenco") subsidiary. The Company has completed the remedial work on the test facility within the original cost estimates of $7 million to $8 million, has been issued an unrestricted use permit by local authorities, and is fully operational at this time.

The Company believes that the costs of remedial work and engine test are for the most part covered by up to $13 million of potential insurance recoveries that may be available under a combination of a policy of insurance guaranteeing the design work of the subcontractor and an errors and omissions insurance policy covering damages resulting from Cenco design and engineering deficiencies, by warranty and other reserves established by the Company and other sources. The Company has initiated litigation seeking recovery under the insurance policies.

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


                                  CADE INDUSTRIES, INC.
                                  ---------------------


November 12, 1999
                                By /s/ Edward B. Stephens
                                  -------------------------------
                                  Edward B. Stephens
                                  Vice President, Treasurer and
                                  Chief Financial Officer

                             CADE INDUSTRIES, INC.

                                     * * *

                                 EXHIBIT INDEX

                                      TO

              QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
                              SEPTEMBER 30, 1999

EXHIBIT                       INCORPORATED HEREIN       FILED
NUMBER    DESCRIPTION           BY REFERENCE TO:      HEREWITH
------    -----------         -------------------     --------

27        Financial Data
          Schedule                                       X